Form 10-Q
period 1995-03-31
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1995-05-12
CIK 805009

                     SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549


                                  Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 31, 1995          Commission File No. 19324


                     Boston Celtics Limited Partnership
- - - - -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)




               Delaware                               04-2936516
- - - - -----------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)




    151 Merrimac Street, Boston, MA                     02114
- - - - -----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)




                               (617) 523-6050
- - - - -----------------------------------------------------------------------------
             (Registrant's telephone number including area code)


Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

      Yes   [X]      No   [ ]

The number of Units outstanding as of December 31, 1994 was 6,399,722 of Limited Partnership Interest.

                       Part I - Financial Information

- - - - -----------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
- - - - -----------------------------------------------------------------------------

Item 1 - Financial Statements

Boston Celtics Limited Partnership (the "Boston Celtics", "BCLP" or the "Partnership") a Delaware Limited Partnership, through Celtics Limited Partnership ("CLP"), its 99% owned limited partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association, and through BCCLP Holding Corporation ("Holdings"), a wholly-owned subsidiary of BCLP and Holdings' 99% owned limited partnership Boston Celtics Communications Limited Partnership ("BCCLP") and its 99% owned limited partnership Boston Celtics Broadcasting Limited Partnership ("BCBLP") owns and operates Television Station WFXT - Channel 25 of Boston, Massachusetts and owned and operated Radio Station WEEI - 590 AM of Boston, Massachusetts until its sale on June 30, 1994. The General Partner of BCLP is Celtics, Inc. ("CI"); the General Partner of CLP is Boston Celtics Corporation ("BCC"); the General Partner of BCCLP is Celtics Communications, Inc. ("CCI"); and the General Partner of BCBLP is BCCLP. The General Partners of BCLP, CLP and BCCLP are Delaware corporations whose sole stockholders are Don Gaston, Alan Cohen and Paul Dupee (principal holders of the limited partnership Units of the Partnership), Paul Gaston (son of Don Gaston) and certain of their affiliates. The consolidated financial statements include the accounts of the Partnership, Celtics Investments, Inc. ("CII"), a wholly owned subsidiary of BCLP, Celtics Capital Corporation ("CCC"), a wholly owned subsidiary of BCCLP, Holdings and their subsidiary partnerships. All intercompany transactions are eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year.
For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Boston Celtics Limited Partnerships and Subsidiaries for the year ended June 30, 1994.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets

                                                         March 31,       June 30,
                                                         1995            1994
                                                         ------------    ------------
                       ASSETS                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                              $ 27,850,400    $ 38,093,082
  Marketable securities                                    42,815,265      22,205,099
  Other short term investments                             73,453,575
  Accounts receivable (less allowance for
   doubtful accounts - $236,281 in March
   and $407,544 in June)                                   13,472,220      11,828,640
  Program broadcast rights - current portion                7,724,898       7,084,177
  Deferred game costs                                         338,063
  Prepaid expenses                                            214,548         281,311
  Other current assets and deferred charges                 4,400,000
                                                         ------------    ------------
      TOTAL CURRENT ASSETS                                170,268,969      79,492,309

PROGRAM BROADCAST RIGHTS - noncurrent portion              12,217,869      11,421,647
PROPERTY AND EQUIPMENT, net of depreciation of
 $3,478,922 in March and $2,949,994 in June                 2,443,754       2,544,234
NATIONAL BASKETBALL ASSOCIATION FRANCHISE,
 net of amortization of $1,842,225 in March
 and $1,696,640 in June                                     4,327,356       4,472,941
NETWORK AFFILIATION AND OTHER INTANGIBLE ASSETS,
 net of amortization of $468,732 in March
 and $393,043 in June                                       4,100,054       3,308,911
OTHER ASSETS                                                2,338,720       1,693,424
                                                         ------------    ------------
                                                         $195,696,722    $102,933,466
                                                         ============    ============






















    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $  7,999,262      $8,758,022
  Deferred game revenues                                    5,060,676
  Ticket refunds payable                                      122,348         126,262
  Program broadcast rights payable - current portion        6,216,331       6,023,495
  Federal and state income taxes payable                    2,763,158         100,000
  Notes payable to bank                                    85,000,000       5,000,000
  Deferred compensation - current portion                   5,214,310       3,281,101
                                                         ------------    ------------
      TOTAL CURRENT LIABILITIES                           112,376,085      23,288,880

PROGRAM BROADCAST RIGHTS - noncurrent portion              10,507,340       8,566,453
DEFERRED FEDERAL AND STATE INCOME TAXES                     6,000,000       2,900,000
CONVERTIBLE SUBORDINATED NOTE PAYABLE                      10,000,000      10,000,000
NOTES PAYABLE TO BANK                                      50,000,000      50,000,000
DEFERRED COMPENSATION - noncurrent portion                 15,209,937      18,248,329
OTHER NON-CURRENT LIABILITIES                               2,659,375         850,000

MINORITY INTEREST IN BCBLP                                  2,915,821       1,909,304

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                          (142,235)       (127,387)
    Limited Partners                                      (13,959,120)    (12,542,458)
                                                         ------------    ------------
                                                          (14,101,355)    (12,669,845)
  Celtics Limited Partnership - General Partner                (2,144)        (54,311)
  Boston Celtics Communications Limited Partnership
   - General Partner                                           52,261        (122,686)

  Boston Celtics Broadcasting Limited Partnership
   - Limited Partner                                           79,402          17,342
                                                         ------------    ------------

      TOTAL PARTNERS' CAPITAL (DEFICIT)                   (13,971,836)    (12,829,500)
                                                         ------------    ------------
                                                         $195,696,722    $102,933,466
                                                         ============    ============

               See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                  Consolidated Statements of Income (Loss)
                                  Unaudited

                                                                Nine Months Ended            Three Months Ended
                                                           --------------------------    --------------------------
                                                           March 31,      March 31,      March 31,      March 31,
                                                           1995           1994           1995           1994
                                                           -----------    -----------    -----------    -----------
Revenues:
  Basketball regular season -
    Ticket sales                                           $18,708,000    $16,205,000    $11,330,000    $ 9,140,000
    Television and radio broadcast rights fees              17,469,000     15,357,732     10,580,000      8,925,732
    Other, principally promotional advertising               6,744,000      4,529,000      4,084,000      2,994,000
  Television and radio broadcast revenues                   37,662,032     27,928,111     11,194,748      8,527,647
                                                           -----------    -----------    -----------    -----------
                                                            80,583,032     64,019,843     37,188,748     29,587,379
                                                           -----------    -----------    -----------    -----------
Costs and expenses:
  Basketball regular season -
    Team                                                    26,643,000     18,376,000     16,136,000     10,202,000
    Game                                                     2,124,000      1,957,000      1,286,000      1,128,000
    Amortization of program broadcast rights                 7,755,202      8,979,460      2,379,093      2,830,285
    Other television and radio operating                     3,465,756      5,367,594      1,264,722      1,778,709
    General and administrative                              12,369,264     12,881,385      4,299,473      5,052,420
    Selling and promotional                                  6,524,978      6,456,966      2,104,589      2,040,062
    Depreciation                                               594,242        900,131        195,475        287,887
  Amortization of NBA franchise
   and other intangible assets                                 309,811        951,758         93,695        549,914
                                                           -----------    -----------    -----------    -----------
                                                            59,786,253     55,870,294     27,759,047     23,869,277
                                                           -----------    -----------    -----------    -----------
                                                            20,796,779      8,149,549      9,429,701      5,718,102
Interest expense, including for the nine month periods
 $867,401 in 1995 and $795,403 in 1994 related
 to deferred compensation obligations                       (7,106,124)    (4,076,547)    (2,688,691)    (1,357,197)
Interest income                                              4,743,654      1,935,022      2,029,192        858,060
Net realized and unrealized gains (losses)
 on disposition of assets and investments                       50,096     11,767,743        476,969     (3,285,235)
Net proceeds from life insurance                                            5,592,143
Minority interest in earnings of BCBLP                      (4,780,517)      (659,671)    (1,328,812)      (288,902)
                                                           -----------    -----------    -----------    -----------
Income before income taxes                                  13,703,888     22,708,239      7,918,359      1,644,828
Provision for Income Taxes                                   5,150,000      2,800,000      1,900 000
                                                           -----------    -----------    -----------    -----------
Net income                                                   8,553,888     19,908,239      6,018,359      1,644,828
Net income applicable to interests of General Partners         370,970        536,500        175,027         90,836
                                                           -----------    -----------    -----------    -----------
Net income applicable to interests of Limited Partners     $ 8,182,918    $19,371,739    $ 5,843,332    $ 1,553,992
                                                           ===========    ===========    ===========    ===========
Per unit:
  Net income                                                     $1.28          $3.03          $0.91          $0.24
  Average units outstanding throughout the period            6,399,722      6,399,722      6,399,722      6,399,722

               See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Cash Flows
                                  Unaudited

                                                                For the Nine Months Ended
                                                              -----------------------------
                                                              March 31,        March 31,
                                                              1995             1994
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                              $ 22,012,356     $ 19,987,101
    Television and radio broadcast rights fees                  13,877,667       11,826,399
    Other, principally promotional advertising                   5,193,812        3,921,517
Television and radio broadcast receipts                         36,553,992       29,538,823
                                                              ------------     ------------
                                                                77,637,827       65,273,840
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                               20,238,088       18,053,605
    Game expenses                                                2,460,071        2,329,168
  Payments for program broadcast rights                          7,038,422        8,247,246
  Other television and radio operating expenses                  3,368,488        6,123,070
  General and administrative expenses                           12,924,900       10,777,585
  Selling and promotional expenses                               7,035,474        6,209,834
                                                              ------------     ------------
                                                                53,065,443       51,740,508
                                                              ------------     ------------
                                                                24,572,384       13,533,332
  Interest income                                                3,065,086        1,932,924
  Interest expense                                              (3,401,869)      (3,517,366)
  Ticket refunds paid                                               (3,914)      (1,833,366)
  Payment of income taxes                                       (3,748,587)
  Proceeds from issuance of option for acquisition
   of 26% ownership interest in BCBLP                                            14,850,000
  Insurance proceeds received                                                    17,000,000
  Payment of deferred compensation                              (2,500,185)      (2,785,184)
                                                              ------------     ------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                  17,982,915       39,180,340
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of marketable securities
   and short term investments                                 (176,689,849)     (73,443,867)
  Proceeds from sales of marketable securities
   and short term investments                                   84,330,695       41,068,803
  Capital expenditures                                            (499,014)        (438,825)
  Other receipts (expenditures)                                 (1,030,346)        (975,197)
                                                              ------------     ------------
      NET CASH (USED BY) FROM INVESTING ACTIVITIES             (93,888,514)     (33,789,086)
                                                              ------------     ------------






      NET CASH FLOWS (USED BY) FROM OPERATING
       AND INVESTING ACTIVITIES                                (75,905,599)       5,391,254
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                 85,000,000       15,000,000
  Payment of bank borrowings                                    (5,000,000)     (15,000,000)
  Purchase of general partner's interest in BCCLP                 (792,000)
  Distributions by Boston Celtics Broadcasting
   Limited Partnership to FTS, Inc. and to Celtics
   Communications, Inc. pursuant to terms of the
   Fox Agreement, as amended                                    (3,848,000)
  Distributions to Boston Celtics Limited Partnership
   unitholders - $1.50 per unit in 1994 and $1.25
   per unit in 1993                                             (9,697,083)      (8,080,902)
                                                              ------------     ------------
       NET CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES       65,662,917       (8,080,902)
                                                              ------------     ------------
       NET INCREASE (DECREASE) IN CASH                         (10,242,682)      (2,689,648)
Cash and cash equivalents at beginning of period                38,093,082       10,048,047
                                                              ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 27,850,400     $  7,358,399
                                                              ============     ============

               See notes to consolidated financial statements.

                 Notes to Consolidated Financial Statements

- - - - -----------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
- - - - -----------------------------------------------------------------------------

Note 1 - Basis of Presentation

    The unaudited interim consolidated financial statements of Boston Celtics Limited Partnership include the accounts of the partnership and its wholly owned subsidiary corporations and its 99% owned limited partnership interests, which own and operate the Boston Celtics professional basketball team of the National Basketball Association and Television Station WFXT - Channel 25 in Boston, and which owned and operated Radio Station WEEI - AM 590 in Boston until its sale on June 30, 1994.

    On November 29, 1994 BCCLP and Fox Television, Inc. (FTS) amended their October 1993 agreement (the "Fox Agreement") relating to the ownership of BCBLP, the licensee of WFXT. Pursuant to this amendment, FTS agreed to expeditiously complete the acquisition of sole ownership of BCBLP by the exercise of its existing option and conversion rights for an aggregate of 51% ownership interest and to purchase the remaining 49% of BCBLP for $80 MM payable in cash at the closing. A closing under the agreement will be subject to regulatory approvals. If the required FCC order approving the transfer of the WFXT broadcast license to FTS is not received by September 15, 1995, FTS has the option, among others, of acquiring BCBLP pursuant to terms of the original agreement before amendment except that the purchase price of the 49% interest in BCBLP will be $80 MM instead of a minimum of $45 MM. For financial reporting purposes the excess ($14.6 MM) of the proceeds from the issuance of the option over the carrying value of such interest was included in earnings in the nine month period ended March 31, 1994. At March 31, 1995 $4.4 MM of costs, principally recapturable deferred income tax benefits, related to this transaction are included in Other Current Assets and Deferred Charges on the balance sheet.

Note 2 - Interim Accounting for Regular Season Basketball Revenues and Costs

    Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in Deferred Game Costs or Deferred Game Revenues on the Balance Sheet.

Note 3 - Notes Payable to Bank

    BCCLP borrowed $85 million pursuant to financing agreements dated September 15, 1994 and October 31, 1994 with the Partnership's commercial bank which is included in Notes Payable to Bank in current liabilities on the balance sheet at March 31, 1995. The loan bears interest at the LIBOR rate plus three quarters of one percent from September 15 to October 31, 1994 and at the LIBOR rate plus one percent thereafter and is payable June 30, 1995. The October 31, 1994 agreement provides that the loan will be secured by a pledge of BCCLP's partnership interests in BCBLP subject to the rights of FTS, an assignment to the bank of the proceeds from the sale of partnership interests to FTS (See Note 1) and maintenance of $30 million of liquid assets by BCLP as support for BCCLP's performance under the financing agreements. Of the proceeds from the borrowings, $75 million has been invested in short term investments, principally commercial loan participations, included in Other Short Term Investments on the balance sheet.

Note 4 - Options to Acquire Units of Partnership Interest

    Net income was charged $1,809,000 during the nine months ended March 31, 1995 in respect of options to acquire units of partnership interest issued in the year ended June 30, 1994. No options were issued, exercised or vested during the nine months ended March 31, 1995.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

- - - - -----------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
- - - - -----------------------------------------------------------------------------

General

    The Partnership had a consolidated net income of $8,554,000 or $1.28 per Unit on revenues of $80,583,000 in the nine months ended March 31, 1995 compared with consolidated net income of $19,908,000 or $3.03 per Unit on revenues of $64,020,000 in the nine months ended March 31, 1994. The Partnership had a consolidated net income of $6,018,000 or $0.91 per Unit on revenues of $37,189,000 in the three months ended March 31, 1995 compared with consolidated net income of $1,645,000 or $.24 per Unit on revenues of $29,587,000 in the three months ended March 31, 1994. The Partnership had consolidated cash flows from operating activities of $17,983,000 in the nine months ended March 31, 1995 compared with consolidated cash flows from operating activities of $39,180,000 in the nine months ended March 31, 1994. Consolidated results of operations and consolidated cash flows include the results of operations and cash flows of the Partnership and its subsidiary partnerships which own and operate the Boston Celtics basketball team of the National Basketball Association ("Boston Celtics"), Television Station WFXT - Channel 25 of Boston, Massachusetts and which owned and operated Radio Station WEEI - 590 AM of Boston, Massachusetts until its sale on June 30, 1994.

    The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expenses are determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations.

    For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in November, the first quarter which ends on September 30th will generally include limited or no revenue and will reflect a loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Partnership will generally recognize approximately one-third of its annual regular season revenue in the second quarter, approximately one-half of such revenue in the third quarter and the remainder in the fourth quarter, and it will recognize all of its playoff revenue in the fourth quarter.

    Television and radio revenues, principally advertising sold to sponsors for commercials during program broadcasting, including Boston Celtics basketball games, are recognized when the commercials are broadcast. Operating expenses, principally broadcast production related costs, are expensed as incurred and program broadcast rights are amortized on a straight line method generally based on the usage of the product or the term of the license. Broadcast operations are seasonal.

Results of Operations

    The following discussion compares results of operations of the Partnership and its subsidiaries for the nine months ended March 31, 1995 compared with the nine months ended March 31, 1994.

    The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played.

    Revenues from ticket sales recognized in income increased $2,503,000 or 15% in the nine month period ended March 31, 1995 compared to the same period in 1994 primarily as a result of an increase in ticket prices ($1,791,000) and as a result of playing three more games in 1995 than in 1994 ($712,000).

    Television and radio revenues increased $2,111,000 or 14% in the nine month period ended March 31, 1995 compared to the same period in 1994 primarily as a result of playing three more games in 1995 than in 1994 ($670,000) and the sale of radio broadcast rights to an unrelated party in 1995 ($1,500,000).

    Other regular season revenues increased by $2,215,000 or 49% in the nine month period ended March 31, 1995 compared to the same period in 1994. This is primarily as a result of an increased emphasis on marketing and promotion attributable in part to the promotion of the final season in the Boston Garden and the expected move into the new Shawmut Center next season ($1,550,000), increased payments from NBA Properties ($476,000) and as a result of playing more additional games in 1995 than in 1994 ($200,000).

    Television and radio broadcast revenues increased $9,734,000 or 35% in the nine month period ended March 31, 1995 compared to the same period in 1994. These increases are attributable primarily to overall market growth and increased ratings associated with the television operation's syndicated and Fox network programming
($14,788,000) partially offset by the lack of radio operating revenue in 1994 following the sale of WEEI - 590 AM on June 30, 1994
($5,053,000).

    Team expenses increased $8,267,000 or 45% in the nine month period ended March 31, 1995 compared to the same period in 1994. These increases are attributable primarily to increases in players compensation ($7,457,000) and as a result of playing three more games in 1995 than in 1994 ($810,000).

    Games expenses, which consist primarily of arena rental payments, NBA assessments on gate receipts and costs of exhibition games increased $167,000 or 9% primarily as a result of an increase in league assessments due to increased ticket revenues ($90,000) and as a result of playing three more games in 1995 than in 1994 ($86,000).

    Amortization of program broadcast rights decreased $1,224,000 or 14% in the nine month period ended March 31, 1995 compared to the same period in 1994, primarily because of the expiration of program contracts not requiring replacement ($1,567,000) and the lack of radio program expenses in 1995 ($574,000) following the sale of WEEI
- - - - -590 AM partially offset by the costs of new television programs such as the Simpsons and special coverage of New England Patriots football ($917,000).

    Other television and radio operating expenses, consisting principally of production, programming, engineering and occupancy expenses decreased $1,902,000 or 35% in the nine month period ended March 31, 1995 compared to the same period in 1994. The decrease was primarily due to lack of radio operating expenses in 1994 following the sale of WEEI - 590 AM ($3,500,000) partially offset by increased production costs for the 10:00 PM newscast and a weekly sports program ($518,000). Additionally, the comparable period in 1994 included a credit related to the settlement of prior years music license fees ($1,084,000).

    Total depreciation and amortization decreased $948,000 or 51% in the nine month period ended March 31, 1995 compared to the same period in 1994. The decrease is primarily attributable to the lack of radio operating expenses in 1995 ($958,000) following the sale of WEEI - 590 AM.

    Interest expense increased $3,030,000 or 74% in the nine months ended March 31, 1995 compared to the same period in 1994 primarily as a result of the debt service on the $85,000,000 bank borrowing which commenced on September 15, 1994.

    Interest income increased $2,809,000 or 145% in the nine month period ended March 31, 1995 compared to the same period in 1994. The earnings are attributable to the interest earned on the short-term investment of available funds.

    The following discussion compares results of operations of the Partnership and its subsidiaries for the three months ended March 31, 1995 compared with the three months ended March 31, 1994.

    Revenues from ticket sales recognized in income increased $2,190,000 or 24% in the three month period ended March 31, 1995 compared to the same period in 1994 primarily as a result of an increase in ticket prices ($1,215,000) and as a result of playing four more games in 1995 than in 1994 ($975,000).

    Television and radio revenues increased $1,654,000 or 19% in the three month period ended March 31, 1995 compared to the same period in 1994 primarily as a result of playing four more games in 1995 than in 1994 ($800,000) and the sale of radio broadcast rights to an unrelated party in 1995 ($845,000).

    Other regular season revenues increased by $1,090,000 or 36% in the three month period ended March 31, 1995 compared to the same period in 1994. This is primarily as a result of an increased emphasis on marketing and promotion attributable in part to the promotion of the final season in the Boston Garden and the expected move into the new Shawmut Center next season ($886,000) and playing four more games in 1995 than in 1994 ($267,000).

    Television and radio broadcast revenues increased $2,667,000 or 31% in the three month period ended March 31, 1995 compared to the same period in 1994. These increases are attributable primarily to overall market growth and increased ratings associated with the television operation's syndicated and Fox network programming
($4,404,000) partially offset by the lack of radio operating revenue in 1994 following the sale of WEEI - 590 AM on June 30, 1994
($1,737,000).

    Team expenses increased $5,934,000 or 58% in the three month period ended March 31, 1995 compared to the same period in 1994. These increases are attributable primarily to increases in players compensation ($4,854,000) and as a result of playing four more games in 1995 than in 1994 ($1,080,000).

    Games expenses, which consist primarily of arena rental payments, NBA assessments on gate receipts and costs of exhibition games increased $158,000 or 14% primarily as a result of an increase in league assessments due to increased ticket revenues ($43,000) and as a result of playing four more games in 1995 than in 1994 ($115,000).

    Amortization of program broadcast rights decreased $451,000 or 16% in the three month period ended March 31, 1995 compared to the same period in 1994, primarily because of the expiration of program contracts which did not need to be replaced ($510,000) and the lack of radio program expenses in 1994 ($275,000) following the sale of WEEI - 590 AM partially offset by the costs of new television programs such as the Simpsons and special coverage of New England Patriots football ($333,000).

    Other television and radio operating expenses, consisting principally of production, programming, engineering and occupancy expenses decreased $514,000 or 29% in the three month period ended March 31, 1995 compared to the same period in 1994. The decrease was due to lack of radio operating expenses in 1994 ($1,293,000) following the sale of WEEI - 590 AM partially offset by increased production costs for the 10:00 PM newscast and a weekly sports program ($184,000). Additionally, the comparable period in 1993 included a credit related to the settlement of prior years music license fees ($526,000).

    General and administrative expenses decreased $753,000 or 15% in the three month period ended March 31, 1995 compared to the comparable period in 1994. The decrease in 1995 was primarily attributable to a the lack of radio operating expenses in 1995 ($392,000) following the sale of WEEI - 590 AM. Additionally, the comparable period in 1994 included non-recurring legal costs related to the sale of ownership interests in BCBLP and radio station WEEI ($389,000).

    Total depreciation and amortization decreased $549,000 or 65% in the three month period ended March 31, 1995 compared to the same period in 1994. The decrease is primarily attributable to the lack of radio operating expenses in 1994 ($552,000) following the sale of WEEI - 590 AM.

    Interest expense increased $1,331,000 or 98% in the three months ended March 31, 1995 compared to the same period in 1994 primarily as a result of the debt service on the $85,000,000 bank borrowing which commenced on September 15, 1994.

    Interest income increased $1,171,000 or 136% in the three month period ended March 31, 1995 compared to the same period in 1994. The earnings are attributable to the interest earned on the short-term investment of available funds.

Liquidity and Capital Resources

    At March 31, 1995 the Partnership had approximately $28,000,000 of available cash, $43,000,000 of marketable securities and $73,000,000 of other short term investments. Sources of funds for the partnerships consist of capital contributions from partners, proceeds from commercial bank borrowings and funds generated by operations. These resources may be used to repay commercial bank borrowings, for general partnership purposes, for working capital needs or for possible acquisitions. The Partnership is not engaged in any negotiations relating to and has not made any commitments in connection with any such possible acquisitions. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through March 31, 1996.

    The collective bargaining agreement with the NBA Players Association expired on June 23, 1994. Although management expects that an acceptable collective bargaining agreement with the Players Association will be reached, no assurance can be given as to when such agreement might be reached, its terms or their impact on the Partnership's operations.

    See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of a proposed sale of Partnership interests in BCBLP to FTS.

                         Part II - Other Information

- - - - -----------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
- - - - -----------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits -
            None.

         Reports on Form 8-K -
            None.

                                  SIGNATURE



    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BOSTON CELTICS LIMITED PARTNERSHIP
                                      ---------------------------------------
                                                 (Registrant)

                                      By:  Celtics, Inc., its General Partner



Dated:  May 12, 1995                  By:  /s/ Thomas M. Bartlett, Jr.
                                           ----------------------------------
                                           Thomas M. Bartlett, Jr.
                                           Executive Vice President
                                           and Chief Financial Officer