Form 10-K
period 1995-06-30
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1995-09-28
CIK 805009

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                    10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                             -------------------

       For the fiscal year ended                Commission file number
             June 30, 1995                              19324
       -------------------------                ----------------------

                     Boston Celtics Limited Partnership
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                04-2936516
    -------------------------------              -------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


  151 Merrimac Street, Boston, Massachusetts            02114
  ------------------------------------------          ----------
   (Address of principal executive offices)           (Zip Code)


                               (617) 523-6050
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each Exchange
          Title of each class                    on which registered
   ---------------------------------            ---------------------
   Units Representing Assignments of               New York Stock
    Beneficial Ownership of Limited                   Exchange
         Partnership Interests


          Securities registered pursuant to Section 12(g) of the Act:

                                    None
                              ----------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   [X]             No   [ ]

                     BOSTON CELTICS LIMITED PARTNERSHIP
                        1995 FORM 10-K ANNUAL REPORT
                                   INDEX

                                   PART I

                                                                          Page

Items 1 and 2.  Business and Properties.................................   4

Item 3.         Legal Proceedings.......................................  12


                                   PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.....................................  13

Item 6.         Selected Financial Data.................................  14

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................  18

Item 8.         Financial Statements and Supplementary Data.............  21


                                  PART III

Item 10.        Directors and Executive Officers of the Registrant......  22

Item 11.        Executive Compensation..................................  27

Item 12.        Security Ownership of Beneficial Owners and Management..  31


                                   PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.............................................  33

Signatures..............................................................  72


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the 2,809,343 Units held by non-affiliates of the Registrant as of September 20, 1995 was approximately $74,447,590, based on the closing price of the Units on the New York Stock Exchange on that date of $26.50 per Unit. For the purpose of this calculation, the two stockholders of the General Partner of the Partnership, who are also directors and officers of the General Partner and directors and officers of the General Partner and Unitholders of the Partnership, are treated as affiliates. No other officers, directors, employees or Unitholders are treated as affiliates for this purposes.

      As of September 20, 1995, there were 5,641,278 Units outstanding.

                                   PART I
                                   ------

Items 1 and 2.  Business and Properties
---------------------------------------

General

      Boston Celtics Limited Partnership (the "Boston Celtics", "BCLP" or the "Partnership") a Delaware limited partnership, through Celtics Limited Partnership ("CLP"), its 99% owned limited partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association, and through BCCLP Holding Corporation ("Holdings") and Celtics Investments Incorporated ("CII"), wholly-owned subsidiaries of BCLP and Holdings' wholly-owned subsidiary Celtics Capital Corporation ("CCC") (which holds investments) and Holdings' 99% owned limited partnership Boston Celtics Communications Limited Partnership ("BCCLP") and its 99% owned limited partnership Boston Celtics Broadcasting Limited Partnership ("BCBLP") owns and operates Television Station WFXT - Channel 25 ("WFXT") and until its sale on June 30, 1994 owned and operated Radio Station WEEI - 590 AM both of Boston, Massachusetts. The General Partner of BCLP is Celtics, Inc. ("CI"); the General Partner of CLP is Boston Celtics Corporation ("BCC"); the
General Partner of BCCLP is Celtics Communications, Inc. ("CCI"); and the General Partner of BCBLP is BCCLP The General Partners of BCLP, CLP and BCCLP are Delaware corporations whose sole stockholders are Don Gaston, Paul Dupee, Paul Gaston (son of Don Gaston ) and an affiliate. Alan Cohen's interest in the general partners was acquired by Paul Gaston and an affiliate on August 30, 1995. The interest of Alan Cohen in Celtics, Inc. was acquired by Walcott Partners L.P. and his interests in Boston Celtics Corporation and Celtics Communications, Inc. were acquired by Paul E. Gaston on August 30, 1995. See Note Q of Notes to Consolidated Financial Statements for a description of these redemptions.

      The previously reported agreement between BCLP and Fox Television, Inc. ("FTS") pursuant to which FTS acquired BCBLP was closed on July 7, 1995 when FTS exercised its option (acquired for $15,000,000) for the acquisition of a 26% interest in BCBLP, converted $10,000,000 of convertible debt for an additional 25% interest in BCBLP and purchased the remaining 49% interest in BCBLP for $80,000,000 cash.

Basketball Operations

      The Partnership, through CLP, owns and operates the Boston Celtics professional basketball team the "Boston Celtics" of the National Basketball Association (the "NBA").

      The following table shows the performance of the Boston Celtics during the past 15 basketball seasons:

                              Regular
                              Season
                  Regular     Place of
                  Season      Finish in
Season            Record      Division       Play-Off Results
------            -------     ---------      ----------------

1994-95.......    35-47       Third          Lost in First Round of
                                              Conference Playoffs
1993-94.......    32-50       Fifth                 --
1992-93.......    48-34       Second         Lost in First Round of
                                              Conference Playoffs
1991-92.......    51-31       First          Lost in Conference Semifinals
1990-91.......    56-26       First          Lost in Conference Semifinals
1989-90.......    52-30       Second         Lost in First Round of
                                              Conference Playoffs
1988-89.......    42-40       Third          Lost in First Round of
                                              Conference Playoffs
1987-88.......    57-25       First          Lost in Conference Finals
1986-87.......    59-23       First          Lost in Championship Finals
1985-86.......    67-15       First          NBA Champions
1984-85.......    63-19       First          Lost in Championship Finals
1983-84.......    62-20       First          NBA Champions
1982-83.......    56-26       Second         Lost in Conference Semifinals
1981-82.......    63-19       First          Lost in Conference Finals
1980-81.......    62-20       First          NBA Champions

Sources of Revenues.

      The Boston Celtics derive their revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:

                                             Contribution to Revenues
                                                  (in thousands)
              ------------------------------------------------------------------------
                                        Television, Cable
                  Ticket Sales              and Radio
Year          --------------------    ---------------------
ended         Regular                 Regular                                   Total
June 30,      Season(1)   Playoffs    Season(2)    Playoffs   Other Sources   Revenues
--------      ---------   --------    ---------    --------   -------------   --------

1995.......   $22,037     $1,518      $20,956      $ 395      $7,419          $52,325
1994.......    20,239       --         19,168        --        5,176           44,583
1993.......    20,197      1,353       21,862        550       3,597           47,559

___________________
<F1>   Includes proceeds from exhibition games.
<F2>   Includes the Boston Celtics' share of revenues under the NBA national television contracts.

Ticket Sales.

      The Boston Celtics play an equal number of home games and away games during the 82-game NBA regular season. In addition, the Boston Celtics play eight exhibition games prior to the commencement of the regular season. Under the NBA Constitution and By-laws, the Boston Celtics receive all revenues from the sale of tickets to regular season home games (subject to the NBA gate assessment) and no revenue from the sale of tickets to regular season away games. Generally, the Boston Celtics retain all revenues from the sale of tickets to home exhibition games played in Boston and Hartford (less appearance fees paid to the visiting team), and generally receive appearance fees for exhibition games played elsewhere.

      The seating capacity of the Boston Garden is 14,890. The policy of the Boston Celtics has been, during the last several years, to limit the number of season tickets so that some tickets are available on a per game basis. During the last five seasons, the Boston Celtics have sold an average of 12,700 season tickets. See "Basketball Facilities" elsewhere herein for a discussion of the Partnership's commitment to move from the Boston Garden to the FleetCenter, which will have a seating capacity slightly in excess of 18,400 spectators, is located on a site adjacent to the Boston Garden and is scheduled to be opened on September 30, 1995.

Television, Cable and Radio Broadcasting.

      The Partnership and the NBA license the television and radio broadcast rights to Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company, (the "NBC agreement"), Turner Network Television, Inc., an affiliate of Turner Broadcasting, (the "TNT agreement"). Each of the NBA member teams shares equally in these license fees. In addition, the Partnership licenses the local over the air rights to broadcast away games under an agreement (subsequently assigned to New World Communications) with Gillett Communications of Boston, Inc., licensee of Television Station WSBK - Channel 38 (the "WSBK agreement") and licenses the cable rights to broadcast home games to Sportschannel New England Limited Partnership (the "Sportschannel agreement"). The Partnership licenses the rights to broadcast all games on radio under an agreement with American Radio Systems, Inc., licensee of Radio
Station WEEI - 850AM (the "ARS agreement").  The NBC agreement, the
TNT and the WSBK agreements extend through the 1997-98 season. The Sportschannel agreement extends through the 1998-99 season, with a right to an additional extension by Sportschannel through the 2000-01 season. The ARS agreement extends through the 1999-2000 season.

      Generally, these agreements provide for the broadcast of a specified number of games (pre-season, regular season and playoff games) at specified rights fees, which in some cases increase over the term of the contract and in some cases provide for revenue sharing, per game. The national agreements provide that the licensee identify the games which it wishes to broadcast and the local rights agreements provide for the pre-emption of games broadcast under the national license agreements.

      None of these agreements accounted for as much as 10%, respectively, of the Partnerships total revenues for the year ended June 30, 1995.

Other Sources.

      Other sources of revenues for the basketball operations include promotional and novelty revenues including royalties from NBA Properties, Inc. NBA Properties, Inc. ("NBA Properties") is a corporation organized in 1967 to which each NBA member has assigned the exclusive rights to the merchandising of its team name, insignia and other similar properties to the extent such rights were not previously assigned to others prior to the formation of NBA Properties. NBA Properties pays royalties to each NBA team in consideration of the receipt of such rights. This assignment is subject to the Boston Celtics' right to use their insignia and symbols in connection with the promotion of the team in their home territory and retail sales in their home arena. NBA Properties licenses other companies to manufacture and sell official NBA items such as sneakers, basketballs, warm-up jackets and sweatshirts, as well as certain non-sports items.

Basketball Team

Players.
      In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 22, 1995:

                                                     Last
                                        Years       Season
                                         in          Under
      Name                Position       NBA       Contract
      ----                --------      -----      --------

Dee Brown . . . . . .     Guard           5         1999-00
Sherman Douglas . . .     Guard           6         1997-98
Pervis Ellison. . . .     Center          6         1999-00
Rick Fox. . . . . . .     Forward         4         1999-00
Greg Minor. . . . . .     Forward         1         2003-04
Eric Montross . . . .     Center          1         2004-05
Dino Radja. . . . . .     Forward         3         1999-00
Dana Barros . . . . .     Guard           6         2000-01

Coaches.

      The head coach of the Boston Celtics, M.L. Carr, was appointed to that position following the 1994-95 season. Mr. Carr has also been the Executive Vice President of Basketball Operations of the Boston Celtics since June 1994 and a player from 1979-1985. Mr. Carr is under contract with the Boston Celtics through the end of the 1998-99 season.

      Don Casey is an assistant coach of the Boston Celtics. Prior to his appointment to this position in 1990, Mr. Casey served as interim head coach and an assistant coach of the Los Angeles Clippers, an NBA team, and an assistant coach of the Chicago Bulls, an NBA team. Previously, Mr. Casey was the head coach of Temple University men's basketball team. Mr. Casey is under contract with the Boston Celtics through the end of the 1997-98 season.

      Dennis Johnson is also an assistant coach of the Boston Celtics. Mr. Johnson was a scout for the Boston Celtics during the 1992-93 season and played for the Boston Celtics for the last 7 years of a 14 year NBA career. Mr. Johnson is under contract through the end of the 1997-98 season.

      John Kuester is also an assistant coach of the Boston Celtics. Mr. Kuester was the video coordinator/scout for the Boston Celtics for the past five seasons. Mr. Kuester is under contract with the Boston Celtics through the end of the 1996-97 season.

      Under its contracts with its head coach (including former head coach, Chris Ford) and assistant coaches, the Boston Celtics made total compensation payments totalling $1,060,000 during the 1994-95 season. During the 1995-96 season, the Boston Celtics are required to make salary payments to its coaches totalling $1,775,000.

Collective Bargaining Agreement.

      The NBA and the NBA Players' Association ratified a collective bargaining agreement (the "Collective Bargaining Agreement") on
September 15, 1995. The previous Collective Bargaining Agreement expired on June 23, 1994. The Collective Bargaining Agreement provides for maximum and minimum total team salaries to be paid to players. Both maximum and minimum team salaries are determined based on estimates prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, is the greater of a predetermined dollar amount or 48.04% of the projected Basketball-Related Income (as defined in the Collective Bargaining Agreement) of all NBA teams, divided by the number of NBA teams.

      There are various exceptions to the Salary Cap limitations, including exceptions relating to a team's replacing or re-signing its own veteran free agent players, replacing injured players, and signing rookies up to 120% of the rookie salary scale amount. These exceptions permit teams to have aggregate player compensation exceeding the specified Salary Cap. For example, subject to certain limitations, a team could re-sign any of its veteran free agents at any salary (effective with the 1997-98 season the increase is limited to an amount double the player's then current salary or the league average salary, whichever is higher), and could sign a new player to replace an injured player at a salary equal to up to 50% of the salary of such injured player, even if such new salaries caused the team to exceed the Salary Cap. The salary cap for the 1995-96 season has been set at $23 million and as of September 20, 1995, the Boston Celtics' total team compensation is beneath the salary cap.

      The minimum team salary is designed to result in payments by NBA teams of total player salaries and benefits for a given season aggregating at least 75% of the Salary Cap each season. There is also a provision for minimum individual player salaries.

      Since the adoption of the Salary Cap limitations under a predecessor collective bargaining agreement, there have been various disputes among NBA members and between the NBA and its members and the Players' Association relating to the interpretation and application of the limitations in specific situations. Such disputes are resolved by an arbitrator or by a court-appointed special master whose decision is subject to judicial review.

      The Collective Bargaining Agreement also governs the rights of veteran free agents, teams' rights of first refusal with respect to veteran free agents, certain aspects of uniform player contracts, player pension and other benefits, the NBA draft of college players and other matters affecting the players.

Basketball Facilities

      The Boston Celtics played most of their home games in the Boston Garden (the "Boston Garden"), a 14,890 seating capacity indoor sports arena located in downtown Boston. The Boston Garden is owned by New Boston Garden Corporation ("NBGC"), which is unaffiliated with the Boston Celtics, and was made available to the Boston Celtics under a License and Lease Agreement which ended at the conclusion of the 1994-95 season.

      On April 4, 1990, the Boston Celtics entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with NBGC. The Lease Agreement was amended in certain respects and restated as of April 14, 1993. NBGC has developed a new building and sports entertainment facility which has a seating capacity in excess of 18,400 spectators in Boston (the "FleetCenter") to replace the Boston Garden. The FleetCenter, which is located on a site adjacent to the Boston Garden, is substantially completed and scheduled to open on September 30, 1995.

      Under the terms of the Lease Agreement, NBGC has granted to the Boston Celtics a license to use the basketball facilities at the FleetCenter and will provide to the Celtics approximately 11,000 square feet of office space. NBGC will generally be responsible for maintaining the FleetCenter and providing administrative personnel such as ushers, ticket takers, police and security personnel, announcers, scorers and statisticians. At the Boston Celtics' request, NBGC will be responsible for making all box office ticket sales and remitting the proceeds to the Boston Celtics. In general, NBGC will receive only premium fee revenues generated from preferred seating and executive boxes in the FleetCenter. Under the terms of the Lease Agreement, the Boston Celtics will not share in revenue from food and beverage concessions at the FleetCenter, but may sell programs at each game subject to the payment of a commission to NBGC's concessionaires and NBGC will also be licensed by the Boston Celtics to sell merchandise bearing the Boston Celtics' name, trademark and/or logo, subject to prior approval by, and payment of a commission to, the Boston Celtics.

      The Lease Agreement provides that it will commence on the day that the FleetCenter is substantially completed and operational and extend for 10 full basketball seasons. NBGC may, at its option, extend the term of the Lease Agreement for five additional basketball seasons (the "Extended Term"), provided NBGC notifies the Boston Celtics during a specified period following the fifth anniversary of the commencement of the term of the Lease Agreement of its intention to exercise its option and subject to the NBGC making certain payments, based on its revenues, to the Boston Celtics during the Extended Term.

      During the years ended June 30, 1995, 1994, and 1993, the Boston Celtics made annual arena rental payments aggregating approximately $1,206,000, $1,203,000, and $1,265,000, respectively, for use of the
Boston Garden and the Hartford Civic Center for exhibition, regular season and playoff home games (1995 and 1993). The Boston Celtics also lease approximately 14,600 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five year renewal period. Under the provisions of the Arena Lease Agreement with NBGC, the Boston Celtics are reimbursed for the cost of 10,000 square feet of office space during the 10 year term of the Arena Lease Agreement.

Competition

      The Boston Celtics are the only professional basketball team in the Boston area. However, the Boston Celtics compete for spectator interest with all forms of professional and amateur sports conducted in and near Boston. During parts of the basketball season the Boston Celtics experience competition from professional hockey (the Boston Bruins), professional football (the New England Patriots), and professional baseball (the Boston Red Sox). In addition, the colleges and universities in the Boston area, as well as public and private schools, offer a full schedule of athletic events throughout the year.
 The Boston Celtics also compete for attendance with the wide range of other entertainment and recreational activities available in New England.

      The Boston Celtics also compete with other United States and foreign basketball teams, professional and otherwise, for available players.

Insurance

      The Boston Celtics maintain accidental death and dismemberment, disability and life insurance policies on most of its key players. These disability policies cover injuries which result in permanent and total disability, as well as temporary disability on injuries which cause less severe damage, but loss of player services for more than half a playing season. These policies would generally reimburse the Partnership for a substantial percentage of the payments which it would be required to make to such player under his contract. The waiting period for reimbursement under most temporary disability policies is 41 games. This Key Man Disability Insurance Plan is maintained by the NBA through a Master Policy Program, and underwritten by a leading national insurance company.

      The Boston Celtics participate in a workers' compensation policy and a high limit comprehensive general liability and umbrella policy maintained by the NBA. Included under that plan is protection for team sports participant's liability covering claims which may result from, among other things, certain injuries which may be incurred during player contests or exhibitions sponsored by the Team.

      The NBA has established a Disaster Plan which permits a team suffering an air or similar disaster to draft players from the other NBA teams subject to specified procedures. The NBA maintains an insurance policy that provides compensation to the team suffering the disaster, as well as those teams whose players are selected in such special draft.

Broadcast Operations

      As described under Items 1 and 2 Business and Properties - General, FTS acquired BCBLP on July 7, 1995. Accordingly, all of the Broadcast operations of the Partnership have been disposed of and the Communications line of business has been designated a Discontinued Operation. Accordingly, the Statement of Income has been restated to account for such operations as Discontinued Operations for all periods presented.

Employees

      In addition to the players and coaches, see "Basketball
Operations -- Basketball Team," as of September 20, 1995, the Boston Celtics have 41 full-time employees engaged in operating, marketing, advertising and administrative activities.


Item 3.  Legal Proceedings
--------------------------

      As a member of the NBA, the Partnership is a defendant along with the other members in various lawsuits incidental to the NBA's basketball operations. The Partnership will generally be liable, jointly and severally, with all other members of the NBA for the costs of defending such lawsuits and any liabilities of the NBA which might result from such lawsuits.

                                   PART II
                                   -------


Item 5.    Market for Registrant's Common Equity and Related
------------------------------------------------------------
           Stockholder Matters
           -------------------

      The Partnership's Units are listed on the New York Stock Exchange and traded under the symbol "BOS". The following table sets forth, for the periods, indicated, the high and low sales prices per Unit on the New York Stock Exchange and cash distributions per Unit to Unitholders for the years ended June 30, 1995 and June 30, 1994, respectively.

                            Year Ended June 30, 1995
                       ----------------------------------

                          Sales Price            Cash
                       -----------------     Distribution
Period                  High        Low        Declared
------                  ----        ---      ------------

First Quarter          $21 7/8    $19 3/4
Second Quarter          24 1/8     20 3/8       $1.50
Third Quarter           21 7/8     20 3/4
Fourth Quarter          21 1/2     19 3/4        1.50
                                                -----
                                                $3.00
                                                =====

                            Year Ended June 30, 1994
                       ----------------------------------
                          Sales Price          Cash
                       -----------------    Distribution
Period                  High        Low       Declared
------                  ----        ---     ------------

First Quarter          $21        $18
Second Quarter          21 5/8     17 7/8       $1.25
Third Quarter           21         18 1/2
Fourth Quarter          22         18 3/4
                                                -----
                                                $1.25
                                                =====

      As of September 20, 1995, the approximate number of registered unitholders of the Partnership's Units was 66,056.

Item 6 - Selected Financial Data
--------------------------------

Boston Celtics Limited Partnership and subsidiaries consolidated - (000's omitted, except for per unit data)

                                                   Year Ended June 30
                                           ---------------------------------
                                           1995         1994         1993
                                           ---------------------------------

Revenues                                   $ 52,325     $ 44,583     $47,559

Costs and expenses                           51,810       38,178      36,278
Interest expense, net                        (2,567)      (1,665)       (982)
Net revenue from league expansion             7,114
Net proceeds from life insurance                           5,592
Net realized and unrealized gains
 (losses) from marketable securities            110       (3,595)         79
                                           --------     --------      -------
Income from continuing operations
 before income taxes                          5,172        6,737      10,378
Provision for (benefit from)
 income taxes                                  (345)        (600)
                                           --------     --------     -------
Income from continuing operations             5,517        7,337      10,378
Income (loss) from discontinued
 operations                                  10,639        2,145      (5,150)
Gain on disposal of discontinued
 operations                                               14,284
                                           --------     --------     -------
Net income                                 $ 16,156     $ 23,766     $ 5,228
                                           ========     ========     =======

Income from continuing operations
 applicable to Limited Partners            $  5,396     $  7,124     $10,214
Net income applicable to Limited
 Partners                                  $ 15,545     $ 23,126     $ 5,157
Per unit:
  Income from continuing opeartions
   per unit                                  $0.84        $1.11        $1.59
  Net income per unit                        $2.43        $3.61        $0.80
  Distributions to BCLP unitholders:
    Cash                                     $1.50        $1.25        $1.25
    Declared                                 $1.50
  Cash distributions to Boston
   Celtics Communications Limited
   Partners (the purchase price
   of BCCLP units)                                                     $2.40







Balance Sheet Data:                                     June 30
                                           ---------------------------------
                                           1995         1994         1993
                                           ---------------------------------


Current assets                             $186,101     $ 79,492     $50,976
Current liabilities                         126,010       23,289      18,809
Total assets                                210,655      102,933      73,347
Program broadcast rights payable -
 noncurrent portion                           9,062        8,566       3,434
Deferred revenue                              1,440
Deferred federal and state income
 taxes - noncurrent portion                   6,000        2,900
Notes payable - noncurrent portion           60,000       60,000      69,560
Deferred compensation -	 noncurrent
 portion                                     14,850       18,248       9,760
Other noncurrent liabilities                  4,024          850
Minority interest in Boston Celtics
 Broadcasting Limited Partnership             4,989        1,909
Partners' capital (deficit)                 (15,720)     (12,829)    (28,126)

--------------------------------------------

Boston Celtics Limited Partnership and subsidiaries consolidated - (000's omitted, except for per unit data)

                                            Year Ended June 30
                                           --------------------
                                           1992         1991
                                           --------------------

Revenues                                   $45,652      $40,790

Costs and expenses                          37,797       29,499
Interest expense, net                         (135)        (318)
Net revenue from league expansion
Net proceeds from life insurance
Net realized and unrealized gains
 (losses) from marketable securities
                                           -------      -------
Income from continuing operations
 before income taxes                         7,720       10,973
Provision for (benefit from)
 income taxes
                                           -------      -------
Income from continuing operations            7,720       10,973
Income (loss) from discontinued
 operations                                 (6,642)      (9,034)
Gain on disposal of discontinued
 operations
                                           -------      -------
Net income                                 $ 1,078      $ 1,939
                                           =======      =======

Income from continuing operations
 applicable to Limited Partners              7,643       10,863
Net income applicable to Limited
 Partners                                    1,149        2,064
Per unit:
  Income from continuing opeartions
   per unit                                $1.19        $1.69
  Net income per unit                      $0.18        $0.32
  Distributions to BCLP unitholders:
    Cash                                   $2.25        $1.40
    Declared
  Cash distributions to Boston
   Celtics Communications Limited
   Partners (the purchase price
   of BCCLP units)







Balance Sheet Data:                               June 30
                                           --------------------
                                           1992         1991
                                           --------------------

Current assets                             $29,819      $33,363
Current liabilities                         21,722       22,610
Total assets                                56,058       63,083
Program broadcast rights payable -
 noncurrent portion                          5,683        7,895
Deferred revenue                                             20
Deferred federal and state income
 taxes - noncurrent portion
Notes payable - noncurrent portion          30,810       25,710
Deferred compensation - noncurrent
 portion                                     8,828        4,286
Other noncurrent liabilities
Minority interest in Boston Celtics
 Broadcasting Limited Partnership
Partners' capital (deficit)                (10,985)      (2,562)

Item 7.   Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------
          and Results of Operations
          -------------------------

General

      Consolidated Income from Continuing Operations of Boston Celtics Limited Partnership and its Subsidiaries for the year ended June 30, 1995 was $5,517,000 or $0.84 per unit on revenues of $52,325,000 and Consolidated Net Income was $16,156,000 or $2.43 per unit compared with Consolidated Income from Continuing Operations of $7,337,000 or $1.11 per unit on revenues of $44,583,000 and Consolidated Net Income of $23,766,000 or $3.61 per unit during the year ended June 30, 1994.

      The Partnership reported Consolidated Income from Continuing Operations for the three months ended June 30, 1995 of $4,403,000 or $0.67 per unit on revenues of $9,404,000 and
Consolidated Net Income of $7,602,000 or $1.15 per unit compared with Consolidated Income from Continuing Operations of $42,000 or $0.01 per unit on revenues of $8,491,000 and Consolidated Net Income of $3,858,000 or $0.58 per unit for the three months ended June 30, 1994.

      The previously reported agreement between the Partnership and Fox Television, Inc. (FTS) pursuant to which FTS acquired Boston Celtics Broadcasting Limited Partnership (BCBLP), which owned and operated television station WFXT, was closed on July 7, 1995. Accordingly, the income statement has been restated for all periods presented to report the results of operations of television station WFXT and radio station WEEI, sold on June 30, 1994, as discontinued operations. Gains from the sale to FTS of an option to acquire a 26% interest in BCBLP ($14,640,000) and the sale of radio station WEEI ($2,794,000) are included in discontinued operations in 1994, net of applicable income taxes ($3,150,000). The remaining gain from the sale of BCBLP to FTS (estimated to be $40,000,000, net of related income taxes of $20,000,000) will be included in income from discontinued operations in July 1995 when realized.

      Income from continuing operations for the year ended June 30, 1995 includes league expansion revenue ($7,114,000), increased player compensation ($8,965,000) and increased net interest expense ($1,000,000). Income from continuing operations for the year ended June 30, 1994 includes net insurance proceeds ($5,592,000) and net losses from marketable securities ($3,596,000).

      The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expense is determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations.

      The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of July through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which extends from early November through late April.

      For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in November, the first quarter which ends on September 30th, will generally include limited or no revenue and will reflect a loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Partnership will generally recognize approximately one-third of its annual regular season revenue in the second quarter, approximately one-half of such revenue in the third quarter and the remainder in the fourth quarter, and it will recognize its playoff revenue, if any, in the fourth quarter.

Results of Operations

      The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the year ended June 30, 1995 compared with the year ended June 30, 1994 and for the year ended June 30, 1994 compared with the year ended June 30, 1993.

      Revenues from regular season ticket sales increased by $1,798,000 or 9% in fiscal 1995 compared to 1994 and by less than 1% in fiscal 1994 compared to 1993. The increase in 1995 resulted primarily from an increase in ticket prices. Ticket prices were not increased in the year ended June 30, 1994.

      Regular season television and radio rights fees revenues increased by $1,788,000 or 9% in fiscal 1995 compared to 1994 and decreased by $2,693,000 or 12% in fiscal 1994 compared to 1993. The increase in fiscal 1995 compared to 1994 is primarily the result of increases in the NBA's national broadcasting contracts. The decrease in fiscal 1994 compared to fiscal 1993 is primarily the result of reductions in revenues from local television broadcast rights fees.

      Other, principally promotional advertising revenues increased by $2,242,000 or 43% in fiscal 1995 compared to 1994 and by $1,579,000 or 44% in fiscal 1994 compared to 1993. The increases in fiscal 1995 and 1994 are principally due to increased revenues from promotional activities ($1,721,000 in 1995 and $535,000 in 1994) and increased proceeds received from NBA properties from the licensing of novelty type products ($554,000 in 1995 and $1,053,000 in 1994).

      The Boston Celtics played two home playoff games in fiscal 1995 which resulted in $1,913,481 of revenue. There were no playoff games played by the Boston Celtics in the 1993-94 season, accordingly, there were no playoff revenues or expenses in fiscal 1994. Playoff revenues vary from year to year depending on the number of home games played and the availability of such games for local television broadcast, and playoff expenses vary depending on the number of games played.

      Team expenses increased by $8,735,000 or 39% in fiscal 1995 compared to fiscal 1994 primarily as a result of increased player compensation ($8,965,000). Team expenses decreased by $2,274,000 or 9% in fiscal 1994 compared to fiscal 1993 primarily as a result of decreases in player compensation ($1,487,000). In addition, costs were reduced in fiscal year 1994 compared with 1993 as a result of a reduction in air travel costs ($450,000) and termination of the funding requirement for the NBA Pre-Pension player plan ($375,000) in fiscal 1994.

      Game expenses, primarily arena rental payments and the NBA assessment on gate receipts, increased by $119,000 or 4% in fiscal 1995 compared to 1994 primarily as a result of increased NBA assessments ($111,000) due to the increase in ticket revenues in fiscal 1995. Game expenses decreased by $207,000 or 7% in fiscal 1994 compared to fiscal 1993 primarily from reductions in exhibition game expenses ($134,000).

      Basketball playoff expense was $696,000 in fiscal 1995, primarily expenses related to the two home games played. There were no playoff games played in fiscal 1994. The playoff expense for fiscal 1993 was $609,000 related to the two home playoff games played in that season.

      General and administrative expenses increased $2,781,698 or 25% in fiscal 1995 compared to 1994 and $4,729,000 or 72% in fiscal 1994 compared to 1993. The increase in fiscal 1995 is primarily attributable to increased option expense ($2,324,000) and increased administrative salaries ($584,000). The increase in fiscal 1994 was primarily attributable to increased management fees ($1,276,000), incentive bonuses and stock option expense ($3,150,000), and increased salaries as a result of additional staffing ($1,817,000). Additionally, 1994 expenses do not include charges similar to the merger costs ($1,282,000) included in fiscal 1993.

      Selling and promotional expenses increased $1,296,000 or 93% in fiscal 1995 compared to 1994 and increased $243,000 or 21% in fiscal 1994 compared to 1993. The increase in fiscal 1995 compared to 1994 is primarily attributable to increased promotional and sponsorship costs ($740,000) and increased salary costs ($476,000).
 The increase in fiscal 1994 compared with 1993 was primarily attributable to increased promotional costs of the basketball operation.

      Total depreciation and amortization increased $3,000 or 4% in fiscal 1995 compared to 1994 and $12,000 or 18% in fiscal 1994 compared to 1993. The increases in 1995 and 1994 are primarily attributable to additional depreciation related to additions to property and equipment at the basketball operation.

      Interest expense increased $5,061,000 or 126% in fiscal 1995 compared to 1994 and $2,246,000 or 127% in fiscal 1994 compared to 1993. The increase in fiscal 1995 and 1994 is primarily attributable to increased borrowings ($4,658,000 in 1995 and $2,246,000 in 1994). In addition, the 1995 increase included the effect of an increase in interest rates ($359,000).

      The Partnership had interest income of $6,508,000 and $2,347,000 in fiscal 1995 and 1994, respectively. Interest income increased $4,160,000 or 177% in fiscal 1995 compared to 1994 and $1,563,000 or 199% in fiscal 1994 compared to 1993. The increases are attributable to interest earned on the short-term investment of larger amounts of available funds.

Liquidity and Capital Resources

      At June 30, 1995 the Partnership had approximately $39,563,000 of cash and cash equivalents, $45,133,000 of marketable securities and $67,558,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, capital contributions from partners and proceeds of $79,200,000 from the sale of BCBLP to FTS, Inc. on July 7, 1995. These resources will be used to repay commercial bank borrowings and notes related to redeemed partnership units (see Note Q of Notes to Consolidated Financial Statements) and for general partnership purposes, working capital needs or for possible acquisitions. The Partnership is not engaged in any negotiations relating to and has not made any commitments in connection with any such possible acquisitions.

      During the year ended June 30, 1995, a cash distribution of $1.50 per Unit was paid to the Unitholders of BCLP and an additional distribution of $1.50 per unit was declared on June 26, 1995 to unitholders of record on June 30, 1995 payable July 21, 1995. Future distributions will be determined by the General Partner based among other things on available resources and the needs of the Partnership. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 1996.


Item 8.    Financial Statements and Supplementary Data
------------------------------------------------------

      See Item 14.

                                  PART III
                                  --------

Item 10.   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

General Partner

      The general partner of the Partnership is Celtics, Inc., a Delaware corporation organized in 1986 (the "General Partner") which is wholly owned by Walcott Partners, L.P., a Gaston family partnership, and Paul R. Dupee, Jr. The Partnership's activities are managed and controlled by the General Partner.

      The General Partner of CLP is Boston Celtics Corporation (the "Basketball General Partner"). Don F. Gaston, Paul E. Gaston and Paul R. Dupee, Jr. are the sole stockholders of the Basketball General Partner. CLP's activities are managed and controlled by the Basketball General Partner.

      The general partner of BCCLP and BCBLP is Celtics Communications, Inc. (the "General Partner of the Broadcast Operations"). Paul E. Gaston, Don F. Gaston (Paul Gaston's father), and Paul R. Dupee, Jr. are the sole stockholders of the General Partner of the Broadcast Operations. The Broadcast Operations' activities are managed and controlled by the General Partner of the Broadcast Operations.

      The interest of Alan Cohen in Celtics, Inc. was acquired by Walcott Partners L.P. and his interests in Boston Celtics Corporation and Celtics Communications, Inc. were acquired by Paul
E. Gaston on August 30, 1995. See Note Q of Notes to Consolidated Financial Statements for a description of these redemptions.

      Management fee obligations of $2,333,974, $2,873,942, and $1,481,444 applicable to Celtics, Inc., general partner of the Partnership, Boston Celtics Corporation, general partner of CLP, and Celtics Communications, Inc., general partner of BCCLP and BCBLP were charged to operations during the years ended June 30, 1995, 1994, and 1993, respectively. Boston Celtics Corporation receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. Celtics Communications, Inc. receives management fees from BCCLP and BCBLP based on a percentage of sales. The rates of these fees were 1% through December 31, 1992 and 2% thereafter.

      In accordance with the partnerships' partnership agreements, each item of income, gain, loss and deduction is allocated and distributions are made to the partners and Unitholders in accordance with their respective percentage interests.

Directors and Executive Officers

      The following table sets forth, for each of the directors and executive officers of the General Partner, and certain officers of the Basketball Subsidiary Partnership and the Communications Group Subsidiary Partnerships, his principal occupation, age and business experience during the past five years. All of the directors and officers are U.S. citizens and the business address of each is c/o Boston Celtics Limited Partnership, 151 Merrimac Street, Boston, Massachusetts 02114.

Name                          Age    Position
----                          ---    --------

Paul E. Gaston.............    38    Chairman of the Board
Paul R. Dupee, Jr..........    52    Vice-Chairman of the Board
Stephen C. Schram..........    38    Director and President
Thomas M. Bartlett, Jr.....    69    Executive Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Director
Richard G. Pond............    35    Vice President, Controller and
                                     Secretary
Don F. Gaston..............    61    Director
Paula B. Gaston............    61    Director
John H.M. Leithead.........    37    Director
John B. Marsh, III.........    37    Director
Arnold "Red" Auerbach......    78    President of the Basketball
                                     Subsidiary Partnership
Michael L. "ML" Carr.......    43    Executive Vice President of
                                     Basketball Operations of the
                                     the Basketball Subsidiary
                                     Partnership
David R. Gavitt............    57    Vice Chairman of the Basketball
                                     Subsidiary Partnership
Jan Volk...................    48    Executive Vice President and
                                     General Manager of the Basketball
                                     Subsidiary Partnership
Stuart Layne...............    41    Executive Vice President of
                                     Marketing and Sales of the
                                     Basketball Subsidiary Partnership
Gerald R. Walsh............    50    President of the Communications
                                     Group Subsidiary Partnerships

      The General Partner has an Audit Committee composed of Mr.
Leithead and Mr. Marsh, independent directors and Mr. Paul Gaston.
The independent directors will be reimbursed for their expenses, and will receive directors' fees equal to $1,000 per month and $2,500 per meeting attended with respect to their services as directors of the General Partner. Messrs. Leithead and Marsh received $14,500 each in directors' fees in fiscal 1995. Directors are named by the stockholders of the general partner and serve until their successors are named. The General Partner's officers are appointed by, and serve at the discretion of, the Board of Directors.

      Mr. Paul E. Gaston succeeded his father, Don F. Gaston, as Chairman of the Board of the CLP General Partner in September 1993.
 He became Chairman of the Board of the General Partner of the Partnership in December 1992 and had been a Director since September 1992. Upon its formation in November 1992, he became Managing Director of Walcott Limited Partnership, a Gaston family partnership whose investments include limited partnership interests in the Partnership and shares in Celtics, Inc., the General Partner of the Partnership. From inception in 1990 to June 1992 he was Co-chairman and since June 1992 has been Chairman of the Board of Directors of Celtics Communications, Inc., the general partner of Boston Celtics Communications Limited Partnership. Mr. Paul E. Gaston is the son of Don F. and Paula B. Gaston.

      Mr. Dupee became Vice-Chairman of the Board of Directors of Boston Celtics Incorporated in September 1983 and has served as a Director of the BCCLP General Partner since its inception in 1990. Mr. Dupee was Chairman of the Board of London Investment Trust, PLC, a large international futures and options brokering and clearinghouse from 1987 to January 1988. Mr. Dupee was President of Providence Capitol, Ltd. from 1982 until its liquidation in December 1986. Prior thereto, he was associated with Gulf & Western Industries, Inc., most recently as a Vice President and President of its Providence Capitol Division. Since 1986, Mr. Dupee has been a private investor.

      Mr. Schram was named President and became a Director of the General Partner of the Partnership in December 1992. He became President and Director of the BCCLP General Partner in August 1992.
 From 1984 to 1991, Mr. Schram was a Vice President of the Fixed Income Securities Division of Morgan Stanley & Co.

      Mr. Bartlett was named Executive Vice President and became a Director of the General Partner of the Partnership in December
1992. He has been a financial consultant, primarily to BCLP and to the Principal BCLP Holders, since January 1986 and has served as a Director of BCCLP General Partner since its inception in 1990. From October 1972 to December 1985, he was associated with Gulf &
Western Industries, Inc., a diversified manufacturing, services and entertainment company, most recently as a Vice President. Prior to October 1972, he was a senior audit manager with the international accounting firm of Price Waterhouse.

      Mr. Pond was named Vice President, Controller and Secretary of the General Partner of the Partnership in December 1992. He has been employed by BCLP since July 1992. From July 1981 to June 1992, he was with the international accounting firm of Ernst & Young, most recently as a senior audit manager.

      Mr. Don F. Gaston has served as a Director of the General Partner's of BCLP and CLP since his resignation as Chairman of the Board of BCLP in December 1992 and CLP in September 1993. He was succeeded in each of these positions by his son, Paul E. Gaston.
He became Chairman of the Board of Directors of Boston Celtics Incorporated in September 1983 when he, together with Messrs. Cohen and Dupee, acquired the Boston Celtics Franchise. He has served as a Director of the BCCLP General Partner since its inception in 1990. Mr. Gaston was Chairman of the Board of Providence Capitol, Ltd. from July 1982 until its liquidation in December 1986. From 1962 to June 1982, he was associated with Gulf & Western Industries, Inc. in various capacities, including Executive Vice President, director and member of the Executive Committee. Mr. Gaston is the husband and father respectively, of Paula B. Gaston and Paul E. Gaston.

      Mrs. Paula B. Gaston became a Director of the General Partner of BCLP in September 1992 and a Director of the General Partner of CLP in October 1992. She is a private investor and is the wife of Mr. Don F. Gaston and the mother of Paul E. Gaston.

      Mr. Leithead became a Director of the BCLP General Partner in October 1992. Mr. Leithead worked for International Business Machines Corporation as an executive in the National Marketing Division from 1979 to 1985. From 1985 to 1993, he was an executive of R.R. Donnelley & Sons Company. Since September 1993 he has been employed as an executive at Arandell Schmidt.

      Mr. Marsh became a director in September 1992. From 1985 to 1988 Mr. Marsh was a Vice President in the international arbritage department of Merrill Lynch Pierce Fenner and Smith. From 1988 to 1991 he was a Vice President at Duetsche Bank Capital Corporation where he headed an international arbritage securities trading group. Since 1991 he has been Chief Executive Officer and President of Saicor Ltd., an investment banking firm specializing in emerging markets.

      Mr. Auerbach has been President of the Boston Celtics basketball operations since 1981. From 1950 to 1966, Mr. Auerbach was head coach of the Boston Celtics and, during that period, the Boston Celtics won the NBA championship 11 times. Mr. Auerbach was General Manager of Boston Celtics Incorporated, or its predecessors, from 1966 to 1983. Mr. Auerbach has been inducted into the Basketball Hall of Fame.

      Mr. Carr was named Executive Vice President of Basketball Operations of the Basketball subsidiary Partnership on June 16, 1994 and coach of the Boston Celtics in June 1995. Since 1987 he has owned and operated various businesses. In 1992 he was named Executive Director of Community Affairs for the Boston Celtics. Mr. Carr played professional basketball from 1973 to 1985. From 1979 through 1985 he played for the Boston Celtics.

      Mr. Gavitt became Vice Chairman of the Basketball Subsidiary Partnership on September 21, 1994. He was Senior Executive Vice President and Chief Operating Officer of the Boston Celtics basketball operations from June 1990 to September 1994. Prior to that time, he was Commissioner of the Big East Conference, a collegiate sports conference, since its inception in 1979. Mr. Gavitt is a past president of USA Basketball.

      Mr. Volk has been associated with the Boston Celtics basketball operations since 1971 and has been Executive Vice
President and General Manager since 1984. He was Assistant General Manager from 1981 to 1984 and General Counsel from 1974 to 1984.
From 1971 to 1974, Mr. Volk was Director of Sales.

      Mr. Layne has been with the Boston Celtics basketball operations since March 1994. He was named Executive Vice President of Marketing and Sales in May 1995. From March 1994 to May 1995 Mr. Layne was Vice President of Planning and Special Events. Prior to joining the Boston Celtics, Mr. Layne was with the Seattle Mariners professional baseball team as its Vice President of Marketing for four years, and he previously worked in broadcasting with CBS and Emmis Broadcasting for eleven years.

      Mr. Walsh has been President of the Boston Celtics broadcast operations since it acquired Television Station WFXT - Channel 25 and Radio Station WEEI - 590 AM in May 1990. From September 1989 to May 1990, he was General Manager of WFXT, Inc., the prior owner of the television station. From 1983 until August 1989, Mr. Walsh was the President and General Manager of WLVI-TV, Channel 56 in Boston.

Item 11.   Executive Compensation
---------------------------------

      The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the four most highly compensated executive officers of the Partnership whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Partnership during the last three fiscal years.

                         Summary Compensation Table
                         --------------------------

                                                                                    Long Term
                                                            Annual                Compensation
                                    Fiscal               Compensation                Awards -
                                    Year       --------------------------------   ------------
                                    Ended      Salary     Bonus         Other     Options/SARs
Name and Principal Position         June 30,   ($)        ($)           ($)       (Units)
----------------------------------------------------------------------------------------------

Paul E. Gaston                      1995       400,000      828,112       -          -
 Chief Executive Officer            1994       400,000    1,149,000       -       250,000
  and Chairman of the Board         1993          -           -           -          -

Stephen C. Schram                   1995       400,000      828,112       -          -
 Director and President             1994       400,000    1,149,000       -       250,000
                                    1993          -           -           -          -

Thomas M. Bartlett, Jr.             1995       300,000      150,000       -          -
 Executive Vice President,          1994       250,000      125,000       -        30,000
  Chief Financial Officer           1993       200,000        -           -          -
  and Treasurer

Arnold "Red" Auerbach               1995       250,000      100,000       -          -
 President of the Basketball        1994       250,000        -           -          -
  Subsidiary Partnership            1993       250,000        -           -          -

M.L. Carr                           1995       500,000        -           -          -
 Executive Vice President of        1994        40,000        -           -          -
  Basketball Operations             1993        40,000        -           -          -

David R. Gavitt (1)                 1995       600,000       80,000(2)
 Senior Executive Vice President    1994       600,000      133,000(2)
  and Chief Operating Officer of    1993       600,000      100,000(2)
  the Basketball Subsidiary
  Partnership

Gerald R. Walsh                     1995       453,000        -
 President of the Communications    1994       375,000        -
  Group Subsidiary Partnership      1993       337,500        -





___________________
<F1>  In addition, in 1995 a consulting fee of $175,000 was paid to
      Craigville Associates and in 1994 a consulting fee of $200,000 was paid to DRG Corporation, entities of which Mr. Gavitt is President.
<F2>  Includes $44,000, $64,000 and $70,000 related to an apartment furnished to Mr. Gavitt in the years ended June 30, 1995, 1994 and 1993, respectively.

                Aggregated Option Exercises and Option Values
                ---------------------------------------------

                                   Paul E.       Stephen C.    Thomas M.
                                   Gaston        Schram        Bartlett, Jr.
                                   -------       ----------    -------------

Shares acquired on
 exercise (num)                    none          none          none

Number of unexercised options
 at year end (num) (1):
    Exercisable                      150,000       150,000      30,000
    Unexercisable                    100,000       100,000     none


Value of unexercised in
 the money options at year
 end ($) (2):
    Exercisable                    1,387,500     1,387,500     277,500
    Unexercisable                    925,000       925,000     none

--------------------
<F1>  Options for 500,000 units become exercisable in installments as follows:

                                          Aggregate Amount of
Period                                    Option Exercisable
---------------------------------------------------------------

June 30, 1994 - June 29, 1995               1%
June 30, 1995 - June 29, 1996              60%
June 30, 1996 - June 29, 1997              80%
June 30, 1997 - December 31, 2003         100%

 Options for the remaining 30,000 units became exercisable June 30, 1994.

<F2>  Represents the difference between the market price on June 30, 1995 and the exercise price on that date.

Employment and Consulting Agreements

The Partnership

      In August 1993, the Board of Directors of the General Partner of BCLP approved compensation arrangements and incentive plans for Paul E. Gaston, Chairman of the Board and Stephen C. Schram, President, respectively, of the Partnership. Mr. Gaston and Mr. Schram shall each be employed on an at will basis, with compensation at the rate of $400,000 per annum. The incentive plan, which is subject to annual review, provides that each of Mr. Gaston and Mr. Schram shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. During the years ended June 30, 1995 and 1994, incentive bonuses amounted to $828,000 and $749,000, respectively, each.

The Basketball Operations

      Under an agreement dated as of March 13, 1981, as amended, Red Auerbach has been retained to serve as a consultant to the Boston Celtics for the remainder of his life. For such services, Mr. Auerbach will receive compensation totalling $250,000 per year for his lifetime. In fiscal 1995, Mr. Auerbach received a bonus payment of $100,000. Upon Mr. Auerbach's death, his wife shall be entitled to receive for the balance of her life monthly payments equal to those that would have otherwise been paid to Mr. Auerbach. Mr. Auerbach shall advise the Boston Celtics with respect to, among other things, the team's selections in the NBA college draft, evaluation of college and professional players and the performance of the team and the players for as long as he is physically able to perform such services.

      Under an agreement dated June 19, 1995, Michael L. (ML) Carr agreed to serve as Coach of the Boston Celtics and Executive Vice
President of Basketball Operations of the Basketball Subsidiary through June 30, 1999 at an annual salary of $1,000,000.

      Under an agreement dated June 1, 1990, as amended September 21, 1994, David R. Gavitt agreed to serve as Vice-Chairman of the Basketball Subsidiary through May 31, 1998. In return for Mr. Gavitt's services, he will receive an annual salary at the rate of $300,000 through June 1997, $200,000 through June 1998, $100,000 through June 2000 and $50,000 through June 2001.

      Under the terms of an agreement effective as of July 1, 1995, Mr. Volk agreed to serve as General Manager of the Boston Celtics basketball operations through June 30, 1995 at a salary of $375,000 in fiscal 1996, rising to $425,000 in fiscal 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on September 20, 1995 by
(i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, by (ii) each director of the General Partner, by (iii) each executive named in the Summary Compensation Table and by (iv) all directors and officers of the General Partner as a group. All information with respect to beneficial ownership has been furnished by the respective Unitholders to the Partnership.

                                                      Percent of
5% Unitholders,                      Number of        Outstanding
Directors and Officers               Units            Units(1)
----------------------               ---------        -----------

Don F. Gaston and Paula B. Gaston      743,885(2)        13.2%
  33 East 63rd Street
  New York, New York 10021

Paul R. Dupee, Jr.                     780,000(4)        13.8
  10 Wilton Row
  London, England

Alan N. Cohen                                0(5)         --
  560 Lexington Avenue
  New York, New York 10022

Paul E. Gaston                       1,458,050(3)        23.2
  33 East 63rd Street
  New York, New York 10021

Stephen C. Schram                      150,000(6)         --
  33 East 63rd Street
  New York, New York 10022

Thomas M. Bartlett, Jr.                 30,000(6)         --
  151 Merrimac Street
  Boston, Massachusetts 02114

Arnold "Red" Auerbach                    5,000            --
  151 Merrimac Street
  Boston, Massachusetts 02114

Jan Volk                                 2,500            --
  151 Merrimac Street
  Boston, Massachusetts 02114

David R. Murphey, III                  465,700           8.3
  Murphey Capital, Inc.
  P.O. Box 18065
  Tampa, Florida 33681-8065


All directors and officers
 as a group (9 persons)              2,831,935          50.2

___________________
<F1>  Percent of Outstanding Units for a particular Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.
<F2>  Includes 320,000 Units held by Brookwood Investments Limited
      Partnership, a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner.
<F3>  Includes 1,300,000 Units held by Walcott Partners L. P., a
      Gaston family partnership and 150,000 units issuable upon exercise of options which are currently exercisable or become exercisable within a 60 day period after September 20, 1995 . The General Partner of Walcott Partners L. P. is Draycott, Inc. wholly owned by Paul E. Gaston who is the only officer and director. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units.
<F4>  Includes 320,000 Units held by Westbury Partners L. P., a partnership in which Paul R. Dupee Jr. is the 99% General
      Partner.
<F5>  On August 30, 1995 the Partnership redeemed Mr. Cohen's units and those of his children. See Note Q of Notes to Consolidated Financial Statements for a description of these redemptions.
<F6>  Represents units issuable upon exercise of options which are currently exercisable or become exercisable within a 60 day period after September 20, 1995.

      Unless otherwise indicated, all parties have both exclusive voting and investing power.

                                   PART IV
                                   -------

Item 14.  Financial Statements and Exhibits

      (a)  The following documents are filed as part of this report:

        1. Financial Statements:

The financial statements listed in the accompanying List of Financial Statements and Financial Statement Schedules are filed as part of this report.

        2. Exhibits:

The Exhibits listed below are filed as part of this report.

      (3)   (a)  --  Certificate of Limited Partnership of Boston Celtics
                     Limited Partnership, as amended(1)

            (b)  --  Agreement of Limited Partnership of Boston Celtics
                     Limited Partnership(1)

            (c)  --  Certificate of Incorporation of Celtics, Inc.(1)

            (d)  --  By-laws of Celtics, Inc.(1)

            (e)  --  First Amendment to Amended and Restated Agreement of
                     Limited Partnership(7)

      (4)   (a)  --  Form of Certificate of Limited Partnership Interest(1)

            (b)  --  Form of Unit Certificate(1)

            (c)  --  Form of Eligibility Certification(1)

      (10)  (a)  --  Form of Transfer Agent Agreement by and among Boston
                     Celtics Limited Partnership, The First National Bank of Boston, N.A., Celtics, Inc. and BC ALP, Inc.(1)

            (b)  --  Joint Venture Agreement by and among NBA member
                     organizations(1)

            (c)  --  Constitution and By-laws of the National Basketball
                     Association(1)

            (d)  --  Agreement dated December 20, 1985 between CBS Sports, a division of CBS, Inc., and the NBA (confidential treatment previously granted)(1)

            (e)  --  Agreement dated June 18, 1984, as amended on April 9,
                     1986, between Turner Broadcasting System, Inc. and the NBA (confidential treatment previously granted)(1)

            (f)  --  Amendment dated January 19, 1988 to Agreement dated June
                     18, 1984, as amended on April 9, 1986, between Turner Broadcasting System Inc. and the NBA (confidential treatment previously granted)(2)

            (g)  --  Telecast Rights Agreement, dated April 3, 1984, among
                     Boston Celtics Incorporated, Gannett Massachusetts Broadcasting, Inc. and Gannett Co., Inc. (confidential treatment previously granted)(1)

            (h)  --  Agreement, dated as of October 1, 1987, between
                     Sportschannel New England Limited Partnership and Boston Celtics Limited Partnership (confidential treatment previously granted)(2)

            (i)  --  Radio Broadcasting Rights Agreement dated October 27,
                     1986, between Boston Celtics Incorporated, Helen Broadcasting Partnership Limited Partnership and Papa Gino's of America, Inc. (confidential treatment previously granted)(1)

            (j)  --  License and Lease Agreement, dated July 1, 1983, between
                     New Boston Garden Corporation and Boston Celtics Incorporated (confidential treatment previously granted)(1)

            (k)  --  Amendment to License and Lease Agreement dated July 1,
                     1983 between New Boston Garden Corporation and Boston Celtics Incorporated(3)

            (l)  --  Promotional Agreement, dated as of July 1987, between
                     Boston Celtics Limited Partnership and The Hartford Civic Center and Coliseum Authority (confidential treatment previously granted)(2)

            (m)  --  Agreement, dated May 13, 1981, as amended, between Arnold
                     Auerbach and Boston Celtics Incorporated(1)

            (n)  --  Agreement, dated December 8, 1983, as amended, between
                     Jan Volk and Boston Celtics Incorporated(1)

            (o)  --  Form of Revolving Credit Agreement, dated as of November
                     24, 1986, between Boston Celtics Limited Partnership and the First National Bank of Boston(1)

            (p)  --  Collective bargaining agreement, dated as of November 1,
                     1988, between the NBA and the National Basketball Players Association(4)

            (q)  --  Asset Purchase Agreement among Boston Celtics
                     Broadcasting Limited Partnership, Celtics
                     Communications, Inc. and WFXT, Inc. dated as of November 21, 1989, including exhibits thereto, as amended(5)

            (r)  --  Asset Purchase Agreement by and among Boston Celtics
                     Acquisitions Limited Partnership, Celtics
                     Communications, Inc., The Helen Broadcasting Company Limited Partnership and The Helen Broadcasting Corp. dated as of October 30, 1989, including exhibits thereto and letter agreement dated May 11, 1990(5)

            (s)  --  Facility One Revolving Credit Note made by Boston Celtics
                     Acquisitions Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A.
                     dated May 11, 1990(5)

            (t)  --  Facility Two Revolving Credit Note made by Boston Celtics
                     Acquisitions Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A.
                     dated May 11, 1990(6)

            (u)  --  Revolving Credit Note made by Boston Celtics Broadcasting
                     Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A. dated May
                     11, 1990(6)

            (v)  --  Accommodation Fee Agreement between Boston Celtics
                     Limited Partnership, Boston Celtics Acquisitions Limited Partnership, Celtics Holdings Corp. and Boston Celtics Communications Limited Partnership dated as of May 11, 1990(6)

            (w)  --  Accommodation Fee Agreement between Boston Celtics
                     Limited Partnership, Boston Celtics Broadcasting Limited Partnership, Celtics Sub Corp. and Boston Celtics Communications Limited Partnership dated as of May 11, 1990(6)

            (x)  --  Revolving Credit and Term Loan Agreement among Boston
                     Celtics Broadcasting Limited Partnership, Celtics Sub Corp., Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of May 11, 1990(6)

            (y)  --  Revolving Credit and Term Loan Agreement among Boston
                     Celtics Acquisitions Limited Partnership, Celtics Holdings Corp., Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of May 11, 1990(6)

            (z)  --  Agreement dated November 29, 1989 by and between the
                     National Basketball Association and Turner Network Television, Inc. (confidential treatment previously granted)(7)

            (aa)  --   NBA/NBC Network Television Agreement dated November 9,
                       1989 by and between the National Basketball
                       Association and NBC Sports, a division of National
                       Broadcasting Company, Inc. (confidential treatment previously granted)(7)

            (bb)  --   License/Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted)(7)

            (cc)  --   Office Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted)(7)

            (dd)  --   Letter Agreement dated June 1, 1990 between Boston
                       Celtics Limited Partnership and David R. Gavitt
                       (confidential treatment previously granted)(7)

            (ee) -- Television Broadcasting Rights Agreement between Boston Celtics Limited Partnership and Boston Celtics Broadcasting Limited Partnership dated as of July 27, 1990(7)

            (ff)  --   Extended, Amended and Restated Radio Broadcasting Rights
                       Agreement among Boston Celtics Limited Partnership and
                       Boston Celtics Acquisitions Limited Partnership dated
                       May 11, 1990(7)

            (gg)  --   Letter Agreement dated April 4, 1990 between the Boston
                       Celtics Limited Partnership and New Boston Garden
                       Corporation (confidential treatment requested)(7)

            (hh) -- Letter Agreement regarding Demand Promissory Note made by Boston Celtics Broadcasting Limited Partnership to Shawmut Bank, N.A. dated February 8, 1991(8)

            (ii) -- Demand Promissory Note made by Boston Celtics Broadcasting Limited Partnership and Boston Celtics Limited Partnership, dated as of February 11, 1991(8)

            (jj) -- Agreement dated October 23, 1990 by and among Boston Celtics Broadcasting Limited Partnership, Celtics Sub Corp., Boston Celtics Communications Limited Partnership and Boston Celtics Limited Partnership regarding the effectiveness of the Stage II Television Loan Agreement(9)

            (kk) -- Revolving Credit and Term Loan Agreement dated as of November 1, 1990 by and among Boston Celtics Broadcasting Limited Partnership, Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A.(9)

            (ll) -- Revolving Credit Note dated November 1, 1990 made by Boston Celtics Broadcasting Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A.(9)

            (mm) -- Security Agreement dated November 1, 1990 by and between Boston Celtics Broadcasting Limited Partnership and Shawmut Bank, N.A.(9)

            (nn) -- Guaranty dated November 1, 1990 executed by Boston Celtics Communications Limited Partnership in favor of Shawmut Bank, N.A.(9)

            (oo) -- Agreement dated October 23, 1990 by and among Boston Celtics Acquisitions Limited Partnership, Celtics Holdings Corp., Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. regarding the effectiveness of the Stage II Radio Loan Agreement(9)

            (pp) -- Revolving Credit and Term Loan Agreement dated November 1, 1990 by and among Boston Celtics Communications Limited Partnership, Boston Celtics Limited
                       Partnership and Shawmut Bank, N.A.(9)

            (qq) -- Facility One Revolving Credit Note dated November 1, 1990 made by Boston Celtics Communications Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A.(9)

            (rr) -- Facility Two Revolving Credit Note dated November 1, 1990 made by Boston Celtics Communications Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A.(9)

            (ss) -- Security Agreement dated November 1, 1990 by and between Boston Celtics Communications Limited Partnership and Shawmut Bank, N.A.(9)

            (tt) -- Amendment No. 1 to revolving Credit and Term Loan Agreement (Radio) (Stage Two) among Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (uu) -- Stage Two - Radio Facility One (Amended) Revolving Credit Note made by Boston Celtics Communications Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A. dated April 10, 1991(9)

            (vv) -- Stage Two - Radio Facility Two (Amended) Revolving Credit Note made by Boston Celtics Communications Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A. dated April 10, 1991(9)

            (ww) -- Letter Agreement Relating to Security Agreement between Boston Celtics Communications Limited Partnership and Shawmut Bank, N.A. dated April 10, 1991(9)

            (xx) -- Amendment No. 1 to revolving Credit and Term Loan Agreement (Television) (Stage Two) among Boston Celtics Broadcasting Limited Partnership, Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (yy) -- Stage Two - Television (Amended) Revolving Credit Note made by Boston Celtics Broadcasting Limited Partnership and Boston Celtics Limited Partnership in favor of Shawmut Bank, N.A. Dated April 10,1991(9)

            (zz) -- Letter Agreement Relating to the Communications Limited Partnership Guaranty between Boston Celtics Communications Limited Partnership and Shawmut Bank, N.A. dated April 10, 1991(9)

            (aaa) -- Letter Agreement Relating to Security Agreement between Boston Celtics Broadcasting Limited Partnership and Shawmut Bank, N.A. dated April 10, 1991(9)

            (bbb) -- Intercreditor Agreement among Boston Celtics Broadcasting Limited Partnership, WFXT, Inc. and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (ccc) -- Ten-Year Convertible Subordinated Note made by Boston celtics Broadcasting Limited Partnership in favor of WFXT, Inc. dated April 10, 1991(9)

            (ddd) -- Letter Agreement Regarding Amendments No. 1 and 2 to Revolving Credit and Term Loan Agreements between Boston Celtics Communications Limited Partnership and Shawmut Bank, N.A. dated April 10, 1991(9)

            (eee) -- Amendment No. 2 to revolving Credit and Term Loan Agreement (Radio) (Stage Two) among Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (fff) -- Agreement Regarding Deferral of Radio Broadcast Rights Payments among Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (ggg) -- Agreement No. 2 to revolving Credit and Term Loan Agreement (Television) (Stage Two) among Boston Celtics Broadcasting Limited Partnership, Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (hhh) -- Agreement Regarding Deferral of Television Broadcast Rights Payments among Boston Celtics Broadcasting limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (iii) -- Modification Agreement Regarding Interest Rates among Boston Celtics Broadcasting Limited Partnership, Boston Celtics Communications Limited Partnership, Boston Celtics Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991(9)

            (jjj) -- Letter of Waiver and Amendment Regarding Various Loan Agreements among Shawmut Bank, N.A., Boston Celtics Limited Partnership, Boston Celtics Broadcasting Limited Partnership and Boston Celtics Communications Limited Partnership dated March 27, 1992.(10)

            (kkk) -- Three year extension, dated July 6, 1992, of agreement dated December 8, 1983, as amended, between Jan Volk and Boston Celtics Incorporated.

            (lll) -- Credit Agreement among Celtics Limited Partnership ("CLP"), Boston Celtics Limited Partnership ("BCLP") and Shawmut Bank, N.A. ("Shawmut"), dated as of January 21, 1993.(11)

            (mmm) -- Revolving Credit Note from CLP to Shawmut, dated as of January 21, 1993.(11)

            (nnn) -- Security Agreement between CLP and Shawmut, dated as of January 21, 1993.(11)

            (ooo) -- Merger Agreement dated as of December 8, 1992 by and among Boston Celtics Limited Partnership, BCCLP Holding Corporation, BCCLP Acquisition Limited Partnership and Boston Celtics Communications Limited Partnership.(12)

            (ppp) -- Second Amended and Restated Agreement of Limited Partnership of Boston Celtics Communications Limited Partnership dated May 6, 1993.(13)

            (qqq) -- Agreement dated October 1, 1993, between Boston Celtics Limited Partnership and Fox Television Stations, Inc. ("FTS") that provides that, subject to certain conditions, a subsidiary of FTS would purchase an option to acquire ownership interests in BCBLP which, together with existing rights, could eventually result in FTS becoming the sole owner of WFXT.(13)

            (rrr) -- Financing Agreement dated October 29, 1993 by and among Boston Celtics Communications Limited Partnership Holding Corporation and Shawmut Bank, N.A.(14)

            (sss) -- Promissory Note dated October 29, 1993 executed by BCCLP Holding Corporation in favor of Shawmut Bank, N.A.(14)

            (ttt) -- Unit Option Agreement dated December 31, 1993 by and between Boston Celtics Limited Partnership and Paul E. Gaston.(15)

            (uuu) -- Unit Option Agreement dated December 31, 1993 by and between Boston Celtics Limited Partnership and Stephen
                       C. Schram.(15)

            (vvv) -- Unit Option Agreement dated December 31, 1993 by and between Boston Celtics Limited Partnership and Thomas
                       M. Bartlett, Jr.(15)

            (www) -- Financing Agreement dated September 15, 1994 between Boston Celtics Communications Limited Partnership and Shawmut Bank, N.A.(16)

            (xxx) -- Promissory Note dated September 15, 1994 executed by Boston Celtics Communications Limited Partnership and Shawmut Bank, N.A.(16)

            (yyy) -- Credit Agreement dated October 31, 1994 by and among BCCLP and Shawmut Bank, N.A.(17)

            (zzz) -- Assignment and Security Agreement dated October 31, 1994 by and between BCCLP and Shawmut Bank, N.A.(17)

            (aaaa) --  Commercial Promissory Note between BCCLP and Shawmut
                       Bank, N.A.(17)

            (bbbb) --  Support Agreement between BCLP and Shawmut Bank,
                       N.A.(17)

            (cccc) --  Second Amendment To Agreement To Purchase Partnership
                       Interests by and among BCBLP and CCI and FTS dated November 29, 1994.(18)

            (dddd) --  Unit Redemption Agreement dated August 30, 1995 between
                       Boston Celtics Limited Partnership and Alan N.
                       Cohen.(19)

            (eeee) --  Unit Redemption Agreement dated August 30, 1995 between
                       Boston Celtics Limited Partnership and Gordon Cohen.(19)

            (ffff) --  Unit Redemption Agreement dated August 30, 1995 between
                       Boston Celtics Limited Partnership and Laurie Cohen-Fenster.(19)

            (gggg) --  Promissory Note dated August 1, 1995 by BCLP to Alan N.
                       Cohen.(19)

            (hhhh) --  Promissory Note dated August 1, 1995 by BCLP to Alan N.
                       Cohen.(19)

            (iiii) --  Consulting Agreement dated August 30, 1995 between
                       Celtics Limited Partnership and Alan N. Cohen.(19)

            (jjjj) --  Press Release dated August 30, 1995.(19)


      (1) Incorporated by reference from the exhibits filed with the Partnership's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).

      (2) Incorporated by reference from exhibits filed with the Partnership's report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1987.

      (3) Incorporated by reference from exhibits filed with the Partnerships' report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1988.

      (4) Incorporated by reference from exhibits filed with the Partnership's report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1989.

      (5) Incorporated by reference from the exhibits filed with the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 1990.

      (6) Incorporated by reference from the exhibits filed with the Registration Statement on Form S-1 of Boston Celtics Communications Limited Partnership and the Partnership filed under the Securities Act of 1933 (File No. 33-34768).

      (7) Incorporated by reference from the exhibits filed with the Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission for the year ended June 30, 1990.

      (8) Incorporated by reference from the exhibits filed with the Report on Form 10-K of Boston Celtics Communications Limited Partnership filed with the Securities and Exchange Commission for the year ended December 31, 1990.

      (9) Incorporated by reference from the exhibits filed with Boston Celtics Communications Limited Partnership's report on Form 8 filed with the Securities and Exchange Commission on April 15, 1991.

      (10) Incorporated by reference to the exhibits filed with Boston Celtics Communications Limited Partnership report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1992.

      (11) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on January 22, 1993 (File No. 0-19324).

      (12) Incorporated by reference to the exhibits filed with the Boston Celtics Communications Limited Partnership report on Schedule 13E-3 filed with the Securities and Exchange Commission on December 9, 1992.

        (b) Reports on Form 8-K filed in the fourth quarter of 1993: Form 8-K dated May 14, 1993.

        (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

        (d)  Financial Statement Schedules - The response to this portion of
Item 14 is filed as part of this report.

      (13) Incorporated by reference to the exhibits filed with the report on Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission on October 20, 1993 (File No. 0-19324).

      (14) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1993 (File No. 0-19324).

      (15) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-19324).

      (16) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1994 (File No. 0-19324).

      (17) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994 (File No. 0-19324).

      (18) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on Feburary 14, 1995 (File No. 0-19324).

      (19) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on August 31, 1995 (File No. 0-19324).

                         ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                        LIST OF FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS
                              CERTAIN EXHIBITS
                          YEAR ENDED JUNE 30, 1995

                     BOSTON CELTICS LIMITED PARTNERSHIP

                            BOSTON, MASSACHUSETTS

FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Boston Celtics Limited Partnership and subsidiaries are included in Item 8:

                                                                                     Page

Consolidated Balance Sheets at June 30, 1995 and 1994.                               46

Consolidated Statements of Income for each of the three years in the period
ended June 30, 1995.                                                                 48

Consolidated Statements of Changes in Partners' Capital (Deficit) for each of
the three years in the period ended June 30, 1995.                                   50

Consolidated Statements of Cash Flows for each of the three years in the
period ended June 30, 1995.                                                          54

Notes to Consolidated Financial Statements.                                          57

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the required information has been disclosed in the footnotes to the Consolidated Financial Statements, or are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership and subsidiaries as of June 30, 1995, and 1994, and the related consolidated statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, in 1995, the Partnership changed its method of accounting for certain investments in debt and equity securities.




                                       /s/ Ernst & Young LLP

Boston, Massachusetts
September 22, 1995

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets

                                                      June 30,        June 30,
                                                      1995            1994
                                                      ------------    ------------
          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $ 39,563,015    $ 38,093,082
  Marketable securities                                 45,132,667      22,205,099
  Other short term investments                          67,558,465
  Accounts receivable (less allowance for
   doubtful accounts - $195,193 in 1995
   and $407,544 in 1994)                                16,236,108      11,828,640
  Note receivable                                        4,444,444
  Program broadcast rights - current portion             7,301,340       7,084,177
  Prepaid expenses                                         664,715         281,311
  Other current assets and deferred charges              5,200,000
                                                      ------------    ------------
      TOTAL CURRENT ASSETS                             186,100,754      79,492,309

PROGRAM BROADCAST RIGHTS - noncurrent portion           10,627,670      11,421,647
PROPERTY AND EQUIPMENT, net of depreciation of
 $3,647,208 in 1995 and $2,949,994 in 1994               2,504,354       2,544,234
NATIONAL BASKETBALL ASSOCIATION FRANCHISE,
 net of amortization of $1,850,880 in 1995
 and $1,696,640 in 1994                                  4,318,701       4,472,941
NETWORK AFFILIATION AND OTHER INTANGIBLE ASSETS,
 net of amortization of $493,961 in 1995
 and $393,043 in 1994                                    4,074,826       3,308,911
OTHER ASSETS                                             3,028,318       1,693,424
                                                      ------------    ------------
                                                      $210,654,623    $102,933,466
                                                      ============    ============





















LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 CURRENT LIABILITIES
  Accounts payable and accrued expenses               $ 13,406,721    $  8,758,022
  Distribution payable                                   9,697,083
  Deferred revenues - current portion                    6,645,562
  Ticket refunds payable                                   120,908         126,262
  Program broadcast rights payable - current portion     6,048,649       6,023,495
  Federal and state income taxes payable                 5,163,158         100,000
  Notes payable to bank - current portion               80,000,000       5,000,000
  Deferred compensation - current portion                4,927,999       3,281,101
                                                      ------------    ------------
      TOTAL CURRENT LIABILITIES                        126,010,080      23,288,880

PROGRAM BROADCAST RIGHTS - noncurrent portion            9,061,781       8,566,453
DEFERRED REVENUES - noncurrent portion                   1,440,612
DEFERRED FEDERAL AND STATE INCOME TAXES                  6,000,000       2,900,000
CONVERTIBLE SUBORDINATED NOTE PAYABLE                   10,000,000      10,000,000
NOTES PAYABLE TO BANK - noncurrent portion              50,000,000      50,000,000
DEFERRED COMPENSATION - noncurrent portion              14,850,057      18,248,329
OTHER NON-CURRENT LIABILITIES                            4,023,750         850,000

MINORITY INTEREST IN BCBLP                               4,988,790       1,909,304

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                       (160,255)       (127,387)
    Limited Partners                                   (15,690,191)    (12,542,458)
                                                      ------------    ------------
                                                       (15,850,446)    (12,669,845)
  Celtics Limited Partnership - General Partner           (105,194)        (54,311)
  Boston Celtics Communications Limited Partnership
   - General Partner                                        96,791        (122,686)
  Boston Celtics Broadcasting Limited Partnership
   - Limited Partner                                       138,402          17,342
                                                      ------------    ------------

      TOTAL PARTNERS' CAPITAL (DEFICIT)                (15,720,447)    (12,829,500)
                                                      ------------    ------------
                                                      $210,654,623    $102,933,466
                                                      ============    ============

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                      Consolidated Statements of Income

                                                    For The Year Ended
                                           -----------------------------------------
                                           June 30,       June 30,       June 30,
                                           1995           1994           1993
                                           -----------    -----------    -----------

Revenues:
  Basketball regular season -
    Ticket sales                           $22,036,880    $20,238,531    $20,197,068
    Television and radio
     broadcast rights fees                  20,956,405     19,168,268     21,861,510
    Other, principally
     promotional advertising                 7,418,487      5,176,618      3,597,177
  Basketball playoffs                        1,913,481                     1,903,357
                                           -----------    -----------    -----------
                                            52,325,253     44,583,417     47,559,112
                                           -----------    -----------    -----------

Costs and expenses:
  Basketball regular season -
    Team                                    31,203,697     22,468,500     24,742,993
    Game                                     2,880,566      2,761,572      2,968,858
    Basketball playoffs                        696,583                       609,328
    General and administrative              14,085,982     11,304,284      6,575,087
    Selling and promotional                  2,692,208      1,395,798      1,152,312
    Depreciation                                86,347         82,878         70,393
  Amortization of NBA franchise
   and other related assets                    164,703        164,703        159,472
                                           -----------    -----------    -----------
                                            51,810,086     38,177,735     36,278,443
                                           -----------    -----------    -----------
                                               515,167      6,405,682     11,280,669

Interest expense, including $1,184,829
 in 1995, $1,084,943 in 1994 and
 $1,423,963 in 1993 related to deferred
 compensation obligations                   (9,074,657)    (4,013,276)    (1,766,913)
Interest income                              6,507,902      2,347,691        785,163
Net revenues from league expansion           7,113,665
Net insurance proceeds                                      5,592,143
Net realized and unrealized gains
 (losses) from marketable securities           110,254     (3,595,647)        79,062
                                           -----------    -----------    -----------
Income from Continuing Operations
 before Income Taxes                         5,172,331      6,736,593     10,377,981
Provision for (benefit from) Income Taxes     (345,000)      (600,000)
                                           -----------    -----------    ------------
Income from Continuing Operations            5,517,331      7,336,593     10,377,981





Discontinued Operations:
  Income (loss) from discontinued
   operations (less applicable income
   taxes of $7,095,000 in 1995 and
   $450,000 in 1994)                        10,638,675      2,145,576     (5,150,096)
  Gain from disposal of discontinued
   operations (less applicable income
   taxes of $3,150,000 in 1994)                            14,284,064
                                           -----------    -----------    -----------
      NET INCOME                            16,156,006     23,766,233      5,227,885
Net income applicable to
 interests of General Partners                 610,815        640,343         71,155
                                           -----------    -----------    -----------
Net income applicable to
 interests of Limited Partners             $15,545,191    $23,125,890     $5,156,730
                                           ===========    ===========    ===========

Per unit:
  Income from continuing operations              $0.84          $1.11          $1.59
  Net income                                     $2.43          $3.61          $0.80
  Distributions:
    Boston Celtics Limited Partnership
     unitholders:
      Cash                                       $1.50          $1.25          $1.25
      Declared                                   $1.50
    Cash distribution to Boston Celtics
     Communications Limited Partnership
     unitholders (the purchase price of
     BCCLP units)                                               $2.40
  Average units outstanding throughout
   the period                                6,399,722      6,399,722      6,419,493
Cash distribution to
 Fox Television Stations, Inc.             $ 3,774,000


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
      Consolidated Statements of Changes in Partners' Capital (Deficit)



                                                                  Limited Partners
                                                              -------------------------
                                              Total           Units        Amount
                                              -----------------------------------------

      BALANCE AT JUNE 30, 1992                ($10,984,723)   6,435,000    ($10,704,898)

Boston Celtics Limited Parntership
 units contributed to Boston Celtics
 Corporation (General Partner of
 Celtics Limited Partnership)                                   (35,278)         24,783
Net income for year ended
 June 30, 1993                                   5,227,885                    5,156,730
Cash distribution to Boston Celtics
 Limited Partnership unitholders -
 $1.25 per unit                                 (8,125,000)                  (8,043,750)
Cash distribution to Boston Celtics
 Communications Limited Partnership
 unitholders - $2.40 per unit (the
 purchase price of BCCLP units)                (14,244,000)                 (14,101,560)
                                              ------------    ---------    ------------
      BALANCE AT JUNE 30, 1993                 (28,125,838)   6,399,722     (27,668,695)

Net income for year ended
 June 30, 1994                                  23,766,233                   23,125,890
Distributions:
  Cash by Boston Celtics Limited
   Partnership to its unitholders -
   $1.25 per unit                               (8,080,903)                  (7,999,653)
  Cash by Celtics Limited Partnership to
   Boston Celtics Corporation (General
   Partners Share)                                (250,000)
  Declared by Boston Celtics Communications
   Limited Partnership to Celtics
   Communications, Inc. (General Partners
   Share)                                         (150,000)
26% of Celtics Communications, Inc.'s 1%
 interest in Boston Celtics Broadcasting
 Limited Partnership transferred to
 Minority Interest Held by FTS TelEvison,
 Inc.                                               11,008
                                              ------------    ---------    ------------
      BALANCE AT JUNE 30, 1994                 (12,829,500)   6,399,722     (12,542,458)








Net income for year ended
 June 30, 1995                                  16,156,006                   15,545,191
Distributions:
  Boston Celtics Limited
   Partnership to unitholders -
     Cash - $1.50 per unit                      (9,697,083)                  (9,599,583)
     Declared - $1.50 per unit                  (9,697,082)                  (9,599,582)
  Cash by Boston Celtics Broadcasting
   Limited Partnership to Celtics
   Communications, Inc. (General Partners
   Share)                                          (74,000)
  Cash by Celtics Limited Partnership to
   Boston Celtics Corporation (General
   Partners Share)                                (165,000)
Purchase of 99% of General Partners
 interest in Boston Celtics Communications
 Limited Partnership                                74,858
Unrealized gain on
 marketable securities                             511,354                      506,241
                                              ------------    ---------    ------------

      BALANCE AT JUNE 30, 1995                ($15,720,447)   6,399,722    ($15,690,191)
                                              ============    =========    ============


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
 Consolidated Statements of Changes in Partners' Capital (Deficit) (Continued)

                                                                                 Boston           Boston
                                                     Boston                      Celtics          Celtics
                                                     Celtics       Celtics       Communications   Broadcasting
                                                     Limited       Limited       Limited          Limited
                                        Total        Partnership   Partnership   Partnership      Partnership
                                        ----------------------------------------------------------------------


      BALANCE AT JUNE 30, 1992          ($279,825)   ($108,130)                  ( $98,607)       ( $73,088)

Boston Celtics Limited Parntership
 units contributed to Boston Celtics
 Corporation (General Partner of
 Celtics Limited Partnership)             (24,783)                   (24,783)
Net income for year ended
 June 30, 1993                             71,155       52,088        63,611       (54,153)           9,609
Cash distribution to Boston Celtics
 Limited Partnership unitholders -
 $1.25 per unit                           (81,250)     (81,250)
Cash distribution to Boston Celtics
 Communications Limited Partnership
 unitholders - $2.40 per unit (the
 purchase price of BCCLP units)          (142,440)    (142,440)
                                        ---------    ---------     ---------     ---------        ---------
      BALANCE AT JUNE 30, 1993           (457,143)    (279,732)       38,828      (152,760)         (63,479)

Net income for year ended
 June 30, 1994                            640,343      233,595       156,861       180,074           69,813
Distributions:
  Cash by Boston Celtics Limited
   Partnership to its unitholders -
   $1.25 per unit                         (81,250)     (81,250)
  Cash by Celtics Limited Partnership
   to Boston Celtics Corporation
   (General Partners Share)              (250,000)                  (250,000)
  Declared by Boston Celtics
   Communications Limited Partnership
   to Celtics Communications, Inc.
   (General Partners Share)              (150,000)                                (150,000)
26% of Celtics Communications, Inc.'s
 1% interest in Boston Celtics
 Broadcasting Limited Partnership
 transferred to Minority Interest
 Held by FTS Telivison, Inc.               11,008                                                    11,008
                                        ---------    ---------     ---------     ---------        ---------
      BALANCE AT JUNE 30, 1994           (287,042)    (127,387)      (54,311)     (122,686)          17,342






Net income for year ended
 June 30, 1995                            610,815      157,019       114,117       144,619          195,060
Distributions:
  Boston Celtics Limited
   Partnership to unitholders -
     Cash - $1.50 per unit                (97,500)     (97,500)
     Declared - $1.50 per unit            (97,500)     (97,500)
  Cash by Boston Celtics
   Broadcasting Limited Partnership
   to Celtics Communications, Inc.
   (General Partners Share)               (74,000)                                                  (74,000)
Cash by Celtics Limited Partnership
 to Boston Celtics Corporation
 (General Partners Share)                (165,000)                  (165,000)
Purchase of 99% of General Partners
 interest in Boston Celtics
 Communications Limited Partnership        74,858                                   74,858
Unrealized gain on
 marketable securities                      5,113        5,113
                                        ---------    ---------     ---------     ---------        ---------
      BALANCE AT JUNE 30, 1995          ( $30,256)   ($160,255)    ($105,194)    $  96,791        $ 138,402
                                        =========    =========     =========     =========        =========


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Cash Flows

                                                               For The Year Ended
                                                     ---------------------------------------------
                                                     June 30,         June 30,        June 30,
                                                     1995             1994            1993
                                                     -------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                     $  27,544,392    $ 19,946,664    $ 18,782,281
    Television and radio
     broadcast rights fees                              20,344,641      18,294,528      13,703,860
    Other, principally promotional advertising           6,382,803       4,688,551       3,840,347
    Basketball playoff receipts                          2,278,100         289,000       7,249,268
Television and radio broadcast receipts                 48,428,604      37,851,535      42,538,257
                                                     -------------    ------------    ------------
                                                       104,978,540      81,070,278      86,114,013

Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                       24,632,232      21,363,042      25,318,116
    Game expenses                                        2,880,566       2,762,205       2,968,224
    Basketball playoff expenses                            719,799             475         608,854
Payments for program broadcast rights                    9,021,984      10,440,227      13,061,585
Other television and
 radio operating expenses                                4,738,903       7,678,367       8,406,511
  General and administrative expenses                   16,426,791      14,308,429      10,151,401
  Selling and promotional expenses                       9,765,549       7,932,689       7,805,608
                                                     -------------    ------------    ------------
                                                        68,185,824      64,485,434      68,320,299
                                                     -------------    ------------    ------------
                                                        36,792,716      16,584,844      17,793,714
  Interest income                                        5,173,939       2,667,452         505,970
  Interest expense                                      (8,635,122)     (5,226,177)     (3,156,556)
  Ticket refunds paid                                       (5,354)     (1,837,619)     (3,921,256)
  Proceeds from league expansion                         4,814,814
  Payment of income taxes                               (3,751,320)
  Insurance proceeds received                                           17,000,000
  Payment of deferred compensation                      (3,624,319)     (3,504,319)       (726,250)
                                                     -------------    ------------    ------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES          30,765,354      25,684,181      10,495,622











CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                              (76,285,589)
    Short term investments                            (143,000,000)    (66,542,982)    (23,321,456)
  Proceeds from sales of:
    Marketable securities                               54,237,041
    Short term investments                              77,000,000      64,274,412
  Proceeds from issuance of option for acquisition
   of 26% ownership interest in BCBLP                                   14,850,000
  Proceeds from sale of WEEI                                             4,000,000
  Capital expenditures                                    (769,431)       (769,398)       (464,643)
  Other receipts (expenditures)                           (825,359)       (560,276)         95,292
                                                     -------------    ------------    ------------
      NET CASH (USED BY) FROM
       INVESTING ACTIVITIES                            (89,643,338)     15,251,756     (23,690,807)
                                                     -------------    ------------    ------------
      NET CASH FLOWS (USED BY) FROM OPERATING
       AND INVESTING ACTIVITIES                        (58,877,984)     40,935,937     (13,195,185)

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
              Consolidated Statements of Cash Flows (Continued)

                                                              For The Year Ended
                                                   --------------------------------------------
                                                   June 30,        June 30,        June 30,
                                                   1995            1994            1993
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                      85,000,000      15,000,000      50,750,000
  Payment of bank borrowings                        (10,000,000)    (19,560,000)    (12,000,000)
  Purchase of interest in Boston Celtics
   Communications Limited Partnership from
   Celtics Communications, Inc.                        (792,000)
  Cash distributions:
    To limited partners of Boston Celtics
     Limited Partnership                             (9,599,583)     (7,999,652)     (8,043,750)
    To limited partners of Boston Celtics
     Communications Limited Partnership
     the purchase price of BCCLP units)                                             (14,244,000)
    To Fox Television Stations, Inc. from Boston
     Celtics Broadcasting Limited Partnership        (3,774,000)
    To General Partners                                (486,500)       (331,250)        (81,250)
                                                   ------------    ------------    ------------
      NET CASH FLOWS (USED BY) FROM
       FINANCING ACTIVITIES                          60,347,917     (12,890,902)     16,381,000
                                                   ------------    ------------    ------------
      NET INCREASE (DECREASE) IN CASH                 1,469,933      28,045,035       3,185,815
Cash and cash equivalents
 at beginning of period                              38,093,082      10,048,047       6,862,232
                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 39,563,015    $ 38,093,082    $ 10,048,047
                                                   ============    ============    ============

Non-cash investing and financing activities:
  Note receivable - league expansion               $  4,444,444
  Distribution to limited parnters ($9,599,583)
   and general partner ($97,500) of Boston
   Celtics Limited Partnership declared
   June 26, 1995, payable July 21, 1995            $  9,697,082


See notes to consolidated financial statements.

                 Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------
             Boston Celtics Limited Partnership And Subsidiaries

Note A - Basis of Presentation

Boston Celtics Limited Partnership (the "Boston Celtics", "BCLP" or the "Partnership") a Delaware limited partnership, through Celtics Limited Partnership ("CLP"), its 99% owned limited partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association, and through BCCLP Holding Corporation ("Holdings") and Celtics Investments Incorporated ("CII"), wholly-owned subsidiaries of BCLP and Holdings' wholly-owned subsidiary Celtics Capital Corporation ("CCC") (which holds investments) and Holdings' 99% owned limited partnership Boston Celtics Communications Limited Partnership ("BCCLP") and its 99% owned limited partnership Boston Celtics Broadcasting Limited Partnership ("BCBLP") which owns and operates Television Station WFXT - Channel 25 ("WFXT") and until its sale on June 30, 1994 owned and operated Radio Station WEEI - 590 AM both of Boston, Massachusetts. The General Partner of BCLP is Celtics, Inc. ("CI"); the General Partner of CLP is Boston Celtics Corporation ("BCC"); the General Partner of BCCLP is Celtics Communications, Inc. ("CCI"); and the General Partner of BCBLP is BCCLP. The General Partners of BCLP, CLP and BCCLP are Delaware corporations whose sole stockholders are Don Gaston, Paul Dupee, Paul Gaston (son of Don Gaston) and an affiliate. Alan Cohen's interest in the general partners was acquired by Paul Gaston and an affiliate on August 30, 1995 (see Note Q - Redemption of Partnership Interest Subsequent to Year End). The consolidated financial statements include the accounts of the Partnership, Holdings, CCC, CII and their subsidiary partnerships. All intercompany transactions are eliminated in consolidation.

The previously reported agreement between BCLP and Fox Television, Inc. ("FTS") pursuant to which FTS acquired BCBLP was closed on July 7, 1995, when FTS exercised its option (acquired for $15,000,000) for the acquisition of a 26% interest in BCBLP, converted $10,000,000 of convertible debt for an additional 25% interest in BCBLP and purchased the remaining 49% interest in BCBLP for $80,000,000 cash. Accordingly the income statement has been restated for all periods presented to report the results of operations of Television Station WFXT and Radio Station WEEI (sold June 30, 1994) as discontinued operations. For financial reporting purposes, the excess of the proceeds from the issuance of the option to FTS over the carrying value of the related 26% interest in BCLP and the gain on the sale of Radio Station WEEI are reported as Gain From Disposal of Discontinued Operations ($14,284,000 net of related income taxes of $3,150,000) in 1994. The gain from the conversion of the convertible note and sale of the remaining interest for cash (Estimated to be $40,000,000 net of related income taxes of $20,000,000) will be included in income when realized in July 1995.

Assets and liabilities of discontinued operations included in the balance sheet at June 30, 1995 were:


  Current assets:
      Cash and cash equivalents and accounts receivable                   $29,893,362
      Program broadcast rights - current portion                            7,301,340
      Prepaid expenses                                                        261,761
                                                                          -----------
          Total curent assets                                              37,456,463
  Property and equipment, net of depreciation of $3,261,633                 1,657,936
  Program broadcast rights - non-current portion                           10,627,670
  Other intangible assets, principally network affiliation agreement        3,150,450
                                                                          -----------
                                                                           52,892,519
                                                                          -----------
  Current liabilities:
      Accounts payable and accrued expenses                                 1,479,045
      Program broadcast rights payable - current portion                    6,048,649
                                                                          -----------
          Total current liabilities                                         7,527,694
  Program broadcast rights payable  - noncurrent portion                    9,061,781
  Convertible subordinated note payable                                    10,000,000
                                                                          -----------
          Net assets                                                      $26,303,044
                                                                          ===========

Pursuant to terms of the agreement, as amended, $15,288,714 of available cash (as defined) ($7,338,583 to BCCLP, $152,887 to CCI and $7,797,244 to
FTS), was distributed prior to the closing and the $10,000,000 convertible note was converted to a 25% interest in BCBLP at the closing.

Revenues of discontinued operations were $51,897,000, $38,295,000 and $33,188000 for the years ended June 30, 1995, 1994 and 1993, respectively.

Note B - Significant Accounting Policies

Cash Equivalents and Marketable Securities: Cash equivalents represent short-term investments with maturities at date of purchase of three months or less. Marketable securities represent investments with maturities greater than three months.

Concentrations of Credit Risk: Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Partnership places its cash equivalents and marketable securities with highly rated financial institutions and United States government entities. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Partnership's customer base and their dispersion across many different industries and geographic areas and to the shortness of payment terms.

Marketable Securities and Other Short Term Investments: Effective July 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) which established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities must be classified as securities to be held to maturity, for trading, or available-for-sale.

Financial Instruments: Effective July 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." This Statement extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The carrying value reported in the Consolidated Balance Sheet for financial instruments approximates their fair values.

Franchise, Network Affiliation and Other Intangible Assets: These assets, consisting principally of the National Basketball Association franchise, the value assigned to the Fox network affiliation agreement and other intangible assets are being amortized primarily on a straight-line basis over 40 years.

Program Broadcast Rights: Program broadcast rights for films and tapes are recorded as assets, at cost, together with the related liability when licenses are executed and the program is available for its first showing. The asset is amortized on a straight-line method generally based on the usage of the product or the term of the license. The current portion of these rights represents the estimated amount to be amortized during the next year. The liability to licensors is classified as current or noncurrent based on the payment terms of the license agreements.

Property and Equipment: Property and equipment acquired in the purchase of the television station is stated at the amounts based on fair value which was allocated to these assets at the time of acquisition. Other property and equipment is stated at cost. Building and leasehold improvements are depreciated over the remaining lives of the leases. Other property and equipment is being depreciated over estimated useful lives of from five to fifteen years using straight line or accelerated methods of depreciation as appropriate.

Basketball Operations: Revenues, principally ticket sales and television and radio broadcasting fees generally are recorded as revenues at the time the game to which such proceeds relate is played. Team expenses, principally player and coaches salaries, related fringe benefits and insurance, and game and playoff expenses, principally National Basketball Association attendance assessments, arena rentals and travel, are recorded as expense on the same basis. Accordingly, advance ticket sales and payments on television and radio broadcasting contracts and payments for team and game expenses not earned or incurred are recorded as deferred revenues and deferred expenses, respectively, and amortized ratably as regular season games are played. General and administrative and selling and promotional expenses are charged to operations as incurred.

Television and Radio Operations: Revenues, principally advertising sold to sponsors for commercials during program broadcasting, including Boston Celtics basketball games, are recognized when the commercials are broadcast. Operating expenses, principally broadcast production related costs, are expensed as incurred.

Income Taxes: No provision for income taxes is required by BCLP or, prior to their merger into Holdings in May 1993, for BCCLP or BCBLP. Their income and expenses have been or prior to the merger were taxable to or deductible to their partners. CCC, Holdings and CII, wholly-owned subsidiary corporations of BCLP, are subject to income taxes and report their income tax provision, including income (losses) of subsidiary partnerships BCCLP and BCBLP, using the liability method in accordance with Financial Accounting Standards Board (the "Board") Statement 109, Accounting for Income Taxes (see Note N). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse. Although BCLP is considering strategies for exemption, under provisions of adopted legislation it may become taxable for income tax purposes as if it were a corporation effective July 1, 1998.

Net Income Per Unit: Net income per Unit is based upon the weighted average number of units outstanding each year plus any unit equivalents attributable to options, if material.

Note C - Marketable Securities and Other Short Term Investments

The following is a summary of marketable securities at June 30, 1995, which are classified as available for sale securities:

                                            Available-for-Sale Securities
                                 ---------------------------------------------------
                                                Gross        Gross        Estimated
                                                Unrealized   Unrealized   Fair
                                 Cost           Gains        Losses       Value
                                 ----           ----------   ----------   ---------

U. S. corporate securities       $ 6,709,160    $118,313     ($ 2,396)    $ 6,825,077
U. S. government securities       37,912,153     403,349       (7,912)     38,307,590
                                 -----------    --------     --------     -----------
                                 $44,621,313    $521,662     ($10,308)    $45,132,667
                                 ===========    ========     ========     ===========

Other short term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no unrealized gains or losses at June 30, 1995.

The gross realized gains on available-for-sale securities totaled $76,140 and $63,328, for U. S. corporate securities and U. S. government securities respectively, and the gross realized losses totaled $29,214 for U. S. government securities. The net adjustment to unrealized holding gains on available-for-sale securities included as a separate component of Partners' Capital (Deficit) totaled $511,354 in 1995.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                        Estimated Fair
                                          Cost          Value
                                          ----          --------------

Due in one year or less                   $ 9,358,044   $ 9,390,231
Due after one year through three years     33,276,071    33,730,576
Due after three years                       1,987,198     2,011,860
                                          -----------   -----------
                                          $44,621,313   $45,132,667
                                          ===========   ===========

Note D - Property and Equipment

Property and equipment are summarized as follows:

                                                 June 30,
                                          -----------------------
                                          1995         1994
                                          ----         ----

Building and leasehold improvements       $2,295,773   $1,837,985
Broadcast equipment                        3,472,555    3,466,047
Furniture and fixtures                       341,661      190,196
Construction in progress                      41,573
                                          ----------   ----------
                                           6,151,562    5,494,228
Less accumulated depreciation              3,647,208    2,949,994
                                          ----------   ----------
Net property and equipment                $2,504,354   $2,544,234
                                          ==========   ==========

Note E - Deferred Compensation

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:


Years ending June 30,   1996                      $ 4,928,000
                        1997                        3,381,000
                        1998                        1,444,000
                        1999                        1,193,000
                        2000                          991,000
                        2001 and thereafter         7,841,000
                                                  -----------
                                                  $19,778,000
                                                  ===========

Note F - Notes Payable

Notes payable are comprised of:

                                                            June 30,
                                                   ---------------------------
                                                   1995            1994
                                                   ----            ----

Commercial bank borrowings -
   CLP                                             $ 50,000,000    $50,000,000
   BCCLP                                             80,000,000
   BCBLP                                                             5,000,000
Convertible subordinated note payable                10,000,000     10,000,000
                                                   ------------    -----------
                                                    140,000,000     65,000,000
Less amount included in current liabilities          80,000,000      5,000,000
                                                   ------------    -----------
                                                   $ 60,000,000    $60,000,000
                                                   ============    ===========

The CLP balance represents the outstanding borrowings under a $50,000,000 loan with its commercial bank. The loan agreement as amended permits borrowings of up to $50,000,000 through December 31, 1997, with the available amount declining thereafter by $1,250,000 per quarter. The term of the loan extends through December 31, 2002. Interest on the initial $30,000,000 is payable quarterly in arrears at an annual rate of 6.4% through December 31, 1995. Borrowings in excess of the initial $30,000,000, and all borrowings outstanding after December 31, 1995, bear interest at optional floating rates (7.375% and 4.875% at June 30, 1995 and 1994). Quarterly payments of interest only are payable in arrears through December 31, 1997. Effective January 1, 1998, the agreement related to the loan requires quarterly payments of principal in the amount necessary to reduce the outstanding principal balance to equal the declining available borrowings, if necessary, together with interest. The borrowings under the Bank Loan are secured by all of the assets and are the liability of CLP, the basketball subsidiary partnership.

The BCCLP balance represents the outstanding borrowings under an $85,000,000 financing agreement dated October 31, 1994 with the Partnership's commercial bank. The loan bears interest at a floating rate plus one percent (6.25% at June 30, 1995 and a weighted average interest rate of 6.85% from September 15, 1994 to June 30, 1995 ) and is due on September 30, 1995. The balance of the loan was repaid on July 7, 1995 concurrent with the sale of the remaining partnership interests in BCBLP to FTS.

The principal of the Convertible Subordinated Note Payable (the "Fox Note") is due in a single payment at May 11, 2000. The Fox Note bears interest at the rate of 10% per year payable semi-annually in arrears. The Convertible Subordinated Note Payable was converted into a 25% interest in BCBLP on July 7, 1995 (see Note A).

The agreements relating to both the commercial bank borrowings and the convertible subordinated note payable include various provisions and covenants customary in lending arrangements of this type including limitations on distributions to unitholders. In addition, the agreements relating to the commercial bank borrowings include covenants requiring BCBLP to achieve certain minimum cash flows, and to restrict borrowings (other than purchase money obligations) to borrowings with the consent of the bank. At June 30, 1995 BCBLP was in compliance with these covenants. Aggregate maturities of notes payable at June 30, 1995 are as follows:


Years ending June 30,   1996                     $80,000,000
                        1997                               0
                        1998                       2,500,000
                        1999                       5,000,000
                        2000                       5,000,000
                        2001 and thereafter       37,500,000

At June 30, 1995 and 1994, $237,639 and $394,479 were included in accounts payable and accrued expenses for accrued interest.

Interest charged to operations in connection with borrowings (including the BCBLP term loan with interest at optional floating rates (6.375% and 5.5% at June 30, 1994 and 1993) from a commercial bank which was repaid during fiscal year 1995 and a $15,000,000 short term loan with interest at 4% from the commercial bank borrowed and repaid during fiscal year 1994) were $8,478,000, $4,387,000 and $3,106,000 in the years ended June 30, 1995, 1994 and 1993, respectively.

Note G - Related Party Transactions

Management fee obligations of $2,333,974, $2,873,942 and $1,481,444 applicable to Celtics, Inc., general partner of the Partnership, Boston Celtics Corporation, general partner of CLP, and Celtics Communications, Inc., general partner of BCCLP and BCBLP were charged to operations during
the years ended June 30, 1995, 1994 and 1993, respectively.   Boston Celtics
Corporation receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. Prior to a restructuring on January 21, 1993 pursuant to which BCLP contributed all of its basketball assets and business, subject to all of its liabilities (including its liabilities under the $50 million commercial bank loan agreement) such fee was paid to Celtics, Inc. general partner of BCLP. Celtics Communications, Inc. received management fees from BCCLP and BCBLP based on a percentage of sales. The rates of these fees were 1% through December 31, 1992 and 2% thereafter.

Note H - Program Broadcast Rights Obligations

The Partnership is committed to the following minimum payments for program broadcast rights obligations of BCBLP (see Note A - Basis of Presentation for a description of the disposition of BCBLP to FTS on July 7, 1995) for films and programs available for broadcast at June 30, 1995:


Years ending June 30,   1996       $ 6,049,000
                        1997         5,669,000
                        1998         2,240,000
                        1999         1,014,000
                        2000           139,000
                                   -----------
                                    15,111,000
Less current portion                 6,049,000
                                   -----------
                                   $ 9,062,000
                                   ===========

Note I - Commitments and Contingencies

The Partnership has employment agreements with officers, coaches and players of the basketball team (CLP) and an executive of BCCLP. Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Amounts required to be paid under such contracts in effect as of September 20, 1995, including option years and $4,175,000 included in accounts payable at June 30, 1995, but excluding amounts previously earned (see Note E - Deferred Compensation), are as follows:


Years ending June 30,   1996                   $20,630,000
                        1997                    24,277,000
                        1998                    24,508,000
                        1999                    20,743,000
                        2000                    20,163,000
                        2001 and thereafter     20,600,000

BCLP maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on BCLP's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

Unavailable program rights commitments -
The Partnership is committed to the following payments for program broadcast rights obligations of BCBLP (see Note A - Basis of Presentation for a description of the disposition of BCBLP to FTS on July 7, 1995) for film and program rights not available for broadcast at June 30, 1995:


Years ending June 30,   1996   $3,661,000
                        1997    3,983,000
                        1998    3,902,000
                        1999    2,601,000

Lease commitments -
The Partnership and its subsidiaries are committed under noncancelable, long-term leases substantially all of which are related to BCBLP (see Note A
- Basis of Presentation for a description of the disposition of BCBLP to FTS on July 7, 1995) for certain of their facilities and equipment. Rent expense charged to operations during the years ended June 30, 1995, 1994 and 1993 were $2,272,000, $2,746,000 and $2,670,000, respectively. Minimum annual payments, including renewable option periods, required by these leases are:

Years ending June 30,   1996                   $730,000
                        1997                    752,000
                        1998                    670,000
                        1999                    646,000
                        2000                    650,000
                        2001 and thereafter     827,000

Note J - Options to Acquire Units of Partnership Interest

On December 31, 1993 the Partnership granted options to three employees to acquire 530,000 Limited Partnership Units of BCLP (Units) at the price of $16.25 per Unit less all cash distributions per Unit made by the Partnership from July 31, 1993 to the date of exercise. Options for 500,000 of such Units become exercisable in installments as follows:

                                             Aggregate Amount of
                     Period                  Option Exercisable
                     ------                  -------------------

      June 30, 1994 - June 29, 1995                 1%
      June 30, 1995 - June 29, 1996                60%
      June 30, 1996 - June 29, 1997                80%
      June 30, 1997 - December 31, 2003           100%

Options for the remaining 30,000 Units became exercisable June 30, 1994.
All of the options expire 10 years from the date of grant. In addition to exercising the right to purchase units pursuant to the options, a holder may exercise a Unit Appreciation Right, entitling the holder to receive an amount equal to the excess of the fair market value of a Unit, determined on the date of exercise over the exercise price of the related option on the date the Unit Appreciation Right was granted in which event options for an equivalent number of units will be cancelled. In the sole discretion of the General Partner of BCLP payments of amounts payable pursuant to Unit Appreciation Rights may be made solely in Units, solely in cash, or in a combination of cash and Units. The compensation element of the options, $3,174,000 and $850,000 in the years ended June 30, 1995 and June 30, 1994, respectively, is being charged to earnings ratably over the period from the date of grant until the date of exercise based on the exercise price of the optioned Units at the end of each quarter. The market price of Limited Units of BCLP on June 30, 1995 was $21.25.

Note K - Benefit Plans

Each of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans from 3% to 15% of their compensation (as defined). Contributions to these plans range from 50% to 100% on the first 2.5% to 5% of compensation contributed by each participant. Contributions are fully vested after three to five years of service. Costs of the plans charged to operations amounted to $374,623, $219,819 and $226,360 during the years ended June 30, 1995, 1994 and 1993, respectively.

A subsidiary partnership participated in a multiemployer retirement plan covering certain union employees of the radio station. This subsidiary charged $78,746 and $128,698 to operations during the years ended June 30, 1994 and 1993, respectively, for its share of plan costs.

Note L - Cash Flows

Reconciliations of net income to net cash flows from operating activities are as follows:

                                                                           Year ended June 30,
                                                               -------------------------------------------
                                                               1995            1994            1993
                                                               ----            ----            ----

Net income                                                     $16,156,006     $23,766,233     $ 5,227,885
Items not affecting cash flows from operating activities:
  Depreciation                                                     766,264       1,042,785         884,668
  Amortization                                                     343,695       1,166,765       1,267,199
  Provision for doubtful accounts                                  185,193          75,954         192,185
  Changes in -
    Accrued interest receivable                                 (1,815,877)         43,651        (357,838)
    Accounts receivable                                         (4,616,167)     (1,764,151)      1,257,876
    Notes receivable                                            (4,444,444)
    Accounts payable and accrued expenses                       10,972,665       4,553,349       1,280,052
    Ticket refunds payable                                          (5,354)       (932,383)       (858,506)
    Deferred compensation                                       (1,751,374)      9,803,180       2,206,951
    Deferred game revenues                                       8,086,174
  Net realized and unrealized gains on disposition
   of assets and investments                                      (110,254)    (13,734,953)         79,062
  Minority interest in earnings of BCBLP                         6,853,486       1,710,079
  Other                                                            145,341         (46,328)       (683,912)
                                                               -----------     -----------     -----------
Net cash flows from operating activities                       $30,765,354     $25,684,181     $10,495,622
                                                               ===========     ===========     ===========

The change in accounts receivable is after write-offs, net of recoveries, of $397,544, $6,376 and $131,903 in 1995, 1994 and 1993, respectively.

Note M - Quarterly Results (Unaudited)

A summary of operating results, net income per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 1994 is set forth below (000's omitted).

                                                                         Quarter Ended
                                                  -------------------------------------------------------------
                                                  September 30,   December 31,   March 31,   June 30,
                                                  1994            1994           1995        1995       Total
                                                  -------------   ------------   ---------   --------   -----

Year Ended June 30, 1995 -
Revenues                                          $0              $16,927        $25,994     $9,404     $52,325
Net income (loss) from continuing operations      (3,727)             (64)         4,905      4,403       5,517
Net income (loss) from continuing operations
 applicable to Limited Partners                   (3,662)             (70)         4,816      4,312       5,396
Net income (loss)                                 (2,115)           4,651          6,018      7,602      16,156
Net income (loss) applicable to
 Limited Partners                                 (2,125)           4,465          5,843      7,362      15,545
Per Unit:
  Net income (loss) from continuing
   operations applicable to Limited Partners      ($.57)         ($.01)          $.75        $ .67      $ .84
  Net income (loss) applicable to
   Limited Partners                               ($.33)          $ .70          $.91        $1.15      $2.43
  Distributions to BCLP unitholders:
    Cash                                                          $1.50                                 $1.50
    Declared                                                                                 $1.50      $1.50

                                                                         Quarter Ended
                                                  -------------------------------------------------------------
                                                  September 30,   December 31,   March 31,   June 30,
                                                  1993            1993           1994        1994       Total
                                                  -------------   ------------   ---------   --------   -----

Year Ended June 30, 1994 -
Revenues                                          $0              $15,032        $21,060     $8,491     $44,583
Net income from continuing operations              2,765            2,325          2,205         42       7,337
Net income from continuing operations
 applicable to Limited Partners                    2,705            2,257          2,102         60       7,124
Net income                                         2,151           16,112          1,645      3,858      23,766
Net income applicable to Limited Partners          2,101           15,717          1,554      3,754      23,126
Per Unit:
  Net income from continuing operations
   applicable to Limited Partners                 $.42            $ .35          $.33        $.01       $1.11
  Net income applicable to Limited Partners       $.33            $2.46          $.24        $.58       $3.61
  Cash distributions to BCLP Unitholders                          $1.25                                 $1.25

Note N - Income Taxes

No income tax provision was made for Holdings or its subsidiary partnerships BCCLP or BCBLP at June 30, 1993 because their taxable loss for the period from May 6 (date of merger) to June 30, 1993 was not material.

For financial reporting purposes a valuation reserve of $11 million was established to reduce the deferred tax assets (intangibles) acquired in the merger to the amount considered realizable on a more likely than not basis. Components of deferred tax liabilities and assets, all of which relate to Holdings or its subsidiary partnerships BCCLP and BCBLP are:

                                                                                June 30,
                                                                -------------------------------------------
                                                                1995            1994            1993
                                                                ----            ----            ----

Deferred tax liabilities:
  Deposit related to issuance of option to acquire 26%
   partnership interest in BCBLP (tax over financial basis)     $ 6,000,000     $ 6,000,000
  Financial basis in excess of tax basis of assets
   related to restructuring of ownership of BCCLP                11,000,000
                                                                -----------     -----------
      Total deferred tax liabilities                             17,000,000       6,000,000
                                                                -----------     -----------

Deferred tax assets:
  Intangibles arising from acquisition of BCBLP in a
   merger accounted for as a transaction between entities
   under common control (tax over financial basis)               11,000,000      11,000,000     $11,000,000

Valuation allowance for deferred tax assets                               0      (7,900,000)    (11,000,000)
                                                                -----------     -----------     -----------
  Net deferred tax assets                                        11,000,000       3,100,000               0
                                                                -----------     -----------     -----------
  Net deferred tax liability                                    $ 6,000,000     $ 2,900,000     $         0
                                                                ===========     ===========     ===========

Income taxes applicable to the sale of BCBLP to FTS, Inc. ($5,200,000) other than taxes applicable to the recognition of gain from the sale of the option to FTS, Inc. (see Note A) are included in other current assets and deferred charges on the balance sheet at June 30, 1995 and are to be charged to income when the gain on the sale is recognized upon its realization on July 7, 1995.

At June 30, 1995 the tax basis of the net assets of BCLP and CLP exceeded their financial bases by approximately $49,200,000, consisting primarily of Deferred Compensation of $21,200,000 and the National Basketball Franchise of $28,000,000. A substantial part of the Deferred Compensation will be paid prior to July 1, 1998, when BCLP may become subject to federal income taxes. No deferred tax assets or liabilities have been provided for these differences because BCLP and CLP are not subject to income taxes.

The provision for income taxes included in the consolidated statement of income is comprised of state taxes currently payable of $1,750,000 and federal taxes currently payable of $5,000,000 for the year ended June 30, 1995 and state taxes currently payable of $100,000 and deferred taxes, principally federal of $2,900,000 for the year ended June 30, 1994.

A reconciliation of the statutory federal income tax rate applied to reported pre-tax earnings of CII, CCC, Holdings, BCCLP and BCBLP
($23,400,000 in 1995 and $17,982,000 in 1994) before deduction of taxable minority interest ($6,800,000 in 1995 and $1,700,000 in 1994) to the effective tax rate of the provision is:

                                                 1995     1994
                                                 ----     ----

Statutory federal income tax rate                 34.0%    34.0%
State income taxes, net of federal tax benefit     6.3%     6.3%
Benefit from reversal of reserve for valuation
 of deferred tax assets                                   (20.7%)
Income tax applicable to sale of BCBLP to
 FTS, Inc. to be charged to operations
 when the sale is realized (See Note A)          (11.7%)
Goodwill                                                  ( 2.8%)
Other                                               .5%   ( 0.1%)
                                                 -----    -----
Effective tax rate                                29.1%    16.7%
                                                 =====    =====

Note O - Accounts Payable and Accrued Expenses

The balances include accrued compensation of $8,331,000 and $1,768,000 at June 30, 1995 and 1994 and accrued management fees of $586,000 and $1,276,000 due to the general partners of the Partnership and its subsidiaries at June 30, 1995 and 1994.

Note P - Advertising

The Partnership charged $1,135,000, $1,534,000 and $1,025,000 to operations for advertising during the years ended June 30, 1995, 1994 and 1993, respectively, of which $464,000 and $639,000 were included in accounts payable and accrued expenses at June 30, 1995 and 1994, respectively.

Note Q - Redemption of Partnership Interest Subsequent to Year End

On August 30, 1995 the Partnership redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in BCLP. The redeemed units were beneficially owned by Alan Cohen and his son and daughter. Mr. Cohen was formerly an officer and director of the corporate general partners of the Partnership and its 99% owned limited partnerships BCCLP and BCBLP.

Under the terms of the redemption, Mr. Cohen's son and daughter were paid $1,941,450 equal to $21.50 in cash for each of the 90,300 units acquired from them.

Mr. Cohen received two notes from BCLP in exchange for the aggregate of 668,144 units acquired by BCLP from him. The two notes have an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired from him. The two notes, which are due and payable on July 1, 2000 (unless prepaid earlier pursuant to mandatory prepayment provisions contained therein) also provide that the amounts to be paid to Mr. Cohen pursuant to the terms of the notes will be increased by specified amounts on each July 1 during their term. If Mr. Cohen holds the two notes until July 1, 2000 he would be entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes bears interest payable quarterly at the rate of 7.76% per annum.

The Partnership also announced that CLP has entered into a three year consulting agreement with Alan Cohen. The consulting agreement provides that Mr. Cohen is to be paid $260,000 per year in exchange for making himself available to provide consulting services to CLP. In addition, the interests of Mr. Cohen in the corporate general partners of the Partnership, CLP and BCCLP were acquired by Mr. Paul Gaston and an affilliate.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON CELTICS LIMITED PARTNERSHIP

                                       By:  Celtics, Inc., General Partner


Date:  September 28, 1995              By: /s/ Stephen C. Schram
                                               Stephen C. Schram
                                               Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title*                     Date
---------                   ------                     ----

/s/ Paul E. Gaston          Chairman of the Board      September 28, 1995
 Paul E. Gaston             and Director

/s/ Don F. Gaston           Director                   September 28, 1995
 Don F. Gaston

/s/ Paul R. Dupee, Jr.      Vice Chairman of the       September 28, 1995
 Paul R. Dupee, Jr.         Board and Director

/s/ Paula B. Gaston         Director                   September 28, 1995
 Paula B. Gaston

/s/ John H.M. Leithead      Director                   September 28, 1995
 John H.M. Leithead

/s/ John B. Marsh, III      Director                   September 28, 1995
 John B. Marsh, III

/s/ Thomas M. Bartlett Jr.  Executive Vice President,  September 28, 1995
 Thomas M. Bartlett, Jr.    Chief Financial Officer,
                            Chief Accounting Officer
                            and Director

/s/ Richard G. Pond         Vice President,            September 28, 1995
 Richard G. Pond            Controller and
                            Secretary

<F1>  *   Title indicates position with General Partner.