Form 10-Q
period 1995-09-30
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1995-11-14
CIK 805009

                     SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549


                                  Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1995         Commission File No. 19324


                     Boston Celtics Limited Partnership
 -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



              Delaware                                04-2936516
 -----------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)



    151 Merrimac Street, Boston, MA                     02114
 -----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)



                               (617) 523-6050
 -----------------------------------------------------------------------------
             (Registrant's telephone number including area code)


Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]      No     [ ]

The number of Units outstanding as of September 30, 1995 was 5,641,278 of Limited Partnership Interest.

                       Part I - Financial Information

------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
------------------------------------------------------------------------------

Item 1 - Financial Statements

Boston Celtics Limited Partnership (the "Boston Celtics", "BCLP" or the "Partnership") a Delaware Limited Partnership, through Celtics Limited Partnership ("CLP"), its 99% owned limited partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association, and through BCCLP Holding Corporation ("Holdings") and Celtics Investments Incorporated ("CII"), wholly-owned subsidiaries of BCLP and Holdings' wholly-owned subsidiary Celtics Capital Corporation ("CCC") (which holds investments) and Holdings' 99% owned limited partnership Boston
Celtics Communications Limited Partnership ("BCCLP") which owned and operated Radio Station WEEI - 590 AM until its sale on June 30, 1994 and its 99% general partnership interest in Boston Celtics Broadcasting Limited Partnership ("BCBLP") which owned and operated Television Station WFXT - Channel 25 ("WFXT") of Boston, Massachusetts until its sale on July 7, 1995. The General Partner of BCLP is Celtics, Inc. ("CI"); the General Partner of CLP is Boston Celtics Corporation ("BCC"); and the General Partner of BCCLP is Celtics Communications, Inc. ("CCI"). The General Partners of BCLP, CLP and BCCLP are Delaware corporations whose sole stockholders are Don Gaston, Paula Gaston, Paul Dupee, Paul Gaston (son of Don Gaston and Paula Gaston) and an affiliate. The consolidated financial statements include the accounts of the Partnership, Holdings, CCC, CII and their subsidiary partnerships.
All intercompany transactions are eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K of Boston Celtics Limited Partnerships and Subsidiaries for the year ended June 30, 1995.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets

                                                           September 30,        June 30,
                                                               1995             1995 (1)
                                                           -------------      ------------
                    ASSETS                                  (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                $ 23,717,734       $ 22,692,586
  Marketable securities                                      36,233,309         45,132,667
  Other short term investments                               78,773,392         67,558,465
  Accounts receivable (less allowance for doubtful
   accounts - $10,000 in September and in June)               1,689,309          3,213,175
  Note receivable                                             4,444,444          4,444,444
  Deferred game costs                                         2,616,407
Prepaid expenses                                                259,655            402,954
Other current assets and deferred charges                                        5,200,000
                                                           ------------       ------------
      TOTAL CURRENT ASSETS                                  147,734,250        148,644,291

PROPERTY AND EQUIPMENT, net of depreciation of
 $421,420 in September and $385,575 in June                   1,019,911            846,418
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of
 amortization of $1,889,440 in September and
 $1,850,880 in June                                           4,280,141          4,318,701
OTHER INTANGIBLE ASSETS, net of amortization of
 $28,774 in September and $26,158 in June                       922,195            924,376
NET ASSETS OF OPERATIONS TO BE DISCONTINUED                                     26,303,044
OTHER ASSETS                                                  3,216,944          3,028,318
                                                           ------------       ------------
                                                           $157,173,441       $184,065,148
                                                           ============       ============























   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                    $ 15,714,620       $ 11,927,676
  Distribution payable                                                           9,697,083
  Deferred game revenues                                     24,610,372          6,645,562
  Ticket refunds payable                                        120,908            120,908
  Federal and state income taxes payable                      3,513,158          5,163,158
  Long-term debt - current portion                           14,365,096
  Notes payable to bank                                                         80,000,000
  Deferred compensation - current portion                     5,209,891          4,927,999
                                                           ------------       ------------
      TOTAL CURRENT LIABILITIES                              63,534,045        118,482,386

DEFERRED REVENUES - noncurrent portion                        1,440,612          1,440,612
DEFERRED FEDERAL AND STATE INCOME TAXES                      21,000,000          6,000,000
LONG-TERM DEBT - noncurrent portion                          50,000,000         50,000,000
DEFERRED COMPENSATION - noncurrent portion                   12,452,882         14,850,057
OTHER NON-CURRENT LIABILITIES                                 4,877,187          4,023,750

MINORITY INTEREST IN BCBLP                                                       4,988,790

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                             194,615           (160,255)
    Limited Partners                                          3,135,377        (15,690,191)
                                                           ------------       ------------
                                                              3,329,992        (15,850,446)
  Celtics Limited Partnership - General Partner                (128,970)          (105,194)
  Boston Celtics Communications Limited Partnership
   - General Partner                                             667,693            96,791
  Boston Celtics Broadcasting Limited Partnership
   - Limited Partner                                                               138,402
                                                            ------------      ------------

      TOTAL PARTNERS' CAPITAL (DEFICIT)                        3,868,715       (15,720,447)
                                                            ------------      ------------
                                                            $157,173,441      $184,065,148
                                                            ============      ============

<F1>  Restated to classify assets and liabilities of Boston Celtics
      Broadcasting Limited Partnership as net assets of operations to be discontinued.

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                  Consolidated Statements of Income (Loss)
                                  Unaudited

                                                                    Three Months Ended
                                                              ------------------------------
                                                              September 30,    September 30,
                                                                  1995             1994
                                                              -------------    -------------

Costs and expenses:
  General and administrative                                  $ 2,906,050      $ 2,792,580
  Selling and promotional                                         335,522          400,989
  Depreciation                                                     34,940           40,202
  Amortization of NBA franchise and other
   intangible assets                                               41,176           41,176
                                                              -----------      -----------
                                                               (3,317,688)      (3,274,947)

Interest expense, including for the three month
 periods $228,712 in 1995 and $291,798 in 1994
 related to deferred compensation obligations                  (1,371,810)      (1,031,631)
Interest income                                                 2,069,759          650,673
Net realized gains (losses) from marketable
 securities                                                       161,596         (137,841)
                                                              -----------      -----------
Loss from continuing operations before income
 taxes                                                         (2,458,143)      (3,793,746)
Provision for (benefit from) income taxes                         550,000          (66,444)
                                                              -----------      -----------
Loss from continuing operations                                (3,008,143)      (3,727,302)

Discontinued operations:
  Income (loss) from discontinued operations
   (less applicable income taxes of $30,000
   in 1995 and $1,366,444 in 1994)                                 52,806        1,611,710
  Gain from disposal of discontinued operations
   (less applicable income taxes of $17,970,000
   in 1995)                                                    39,160,907
                                                              -----------      -----------
Net income (loss)                                              36,205,570       (2,115,592)

Net income applicable to interests of General
 Partners                                                         904,483            9,520
                                                              -----------      -----------

Net income (loss) applicable to interests of
 Limited Partners                                             $35,301,087      ($2,125,112)
                                                              ===========      ===========






Per unit:
  Primary:
    Loss from continuing operations                                ($0.49)          ($0.57)
    Net income (loss)                                               $5.75           ($0.33)
    Average units outstanding throughout the
     period                                                     6,135,915        6,399,722

  Fully diluted:
    Loss from continuing operations                                ($0.49)          ($0.57)
    Net income (loss)                                               $5.59           ($0.33)
    Fully diluted units outstanding throughout
     the period                                                 6,316,481        6,399,722


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Cash Flows
                                  Unaudited

                                                                For the Three Months Ended
                                                             --------------------------------
                                                             September 30,      September 30,
                                                                 1995              1994(1)
                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                             $17,797,994        $15,092,402
    Television and radio broadcast rights fees                   240,980          1,268,870
    Other, principally promotional advertising                 1,076,033            502,729
  Basketball playoff receipts                                    304,450
                                                             -----------        -----------
                                                              19,419,457         16,864,001
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                              4,347,150          8,294,701
    Game expenses                                                 45,534
Basketball playoff expenses                                       23,215
  General and administrative expenses                          4,670,092          3,951,707
  Selling and promotional expenses                               482,704            360,623
                                                             -----------        -----------
                                                               9,568,695         12,607,031
                                                             -----------        -----------
                                                               9,850,762          4,256,970
Interest expense                                                (774,187)          (490,667)
Interest income                                                2,541,668            512,655
Ticket refunds paid                                                                  (1,456)
Payment of deferred compensation                              (2,330,752)          (836,635)
                                                             -----------        -----------
      NET CASH FLOWS FROM CONTINUING OPERATIONS                9,287,491          3,440,867
      NET CASH FLOWS FROM DISCONTINUED OPERATIONS                 41,590          4,951,172
                                                             -----------        -----------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                 9,329,081          8,392,039
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                     (6,936,688)       (13,971,818)
    Short term investments                                   (37,100,000)       (42,000,000)
  Proceeds from sales of:
    Marketable securities                                     15,745,555            338,195
    Short term investments                                    25,500,000
  Proceeds from the sale of BCBLP                             79,200,000
  Cash portion of net assets of Boston Celtics
   Broadcasting Limited Partnership sold                      (1,602,071)
  Capital expenditures                                          (398,397)          (256,359)
  Other receipts (expenditures)                                    5,903           (837,316)
                                                             -----------        -----------
      NET CASH (USED BY) FROM INVESTING ACTIVITIES            74,414,302        (56,727,298)
                                                             -----------        -----------
      NET CASH FLOWS (USED BY) FROM OPERATING AND
       INVESTING ACTIVITIES                                   83,743,383        (48,335,259)



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                  85,000,000
  Payment of bank borrowings                                 (80,000,000)
  Purchase of Boston Celtics Limited Partnership units        (1,941,450)
  Cash distributions:
    To Fox Television Stations, Inc. from Boston Celtics
     Broadcasting Limited Partnership                         (7,797,244)
    To limited partners of Boston Celtics Limited
     Partnership                                              (9,697,083)
    To General Partners                                         (152,887)
                                                             -----------        -----------
      NET CASH FLOWS (USED BY) FROM FINANCING
       ACTIVITIES                                            (99,588,664)        85,000,000
                                                             -----------        -----------
      NET INCREASE (DECREASE) IN CASH                        (15,845,281)        36,664,741
Cash and cash equivalents at beginning of period              39,563,015         38,093,082
                                                             -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $23,717,734        $74,757,823
                                                             ===========        ===========
Non-cash investing and financing activities:
  Conversion of convertible subordinated note payable
   for 25% interest in Boston Celtics Broadcasting
   Limited Partnership                                       $10,000,000
  Notes payable for acquisition of Boston Celtics
   Limited Partnership units                                 $14,365,096
  Net non-cash assets of Boston Celtics Broadcasting
   Limited Partnership sold                                  $ 9,517,608

<F1>  Restated to classify cash flows from operating activities of Boston
      Celtics Broadcasting Limited Partnership as net cash flows from discontinued operations.

See notes to consolidated financial statements.

                 Notes to Consolidated Financial Statements

------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
------------------------------------------------------------------------------

Note 1 - Sale of Boston Celtics Broadcasting Limited Partnership
         (Television Station WFXT)

      The previously reported agreement between Boston Celtics Limited Partnership ("BCLP" or "Partnership") and Fox Television, Inc. ("FTS") pursuant to which FTS acquired BCBLP was closed on July 7, 1995. For financial reporting purposes, aggregate gains from the sale of BCBLP and from the sale to FTS in 1994 of an option to purchase 25% of BCBLP of $50,700,000 (net of provision for income taxes of $21,100,000) has been included in gains from disposition of discontinued operations. Of these amounts, $39,200,000 (net of provision for income taxes of $18,000,000) was included in income during the three months ended September 30, 1995 and the remainder, together with a gain on the sale of Radio Station WEEI, was included in income in the year ended June 30, 1994.


Note 2 - Redemption of Partnership Interest

      On August 30, 1995 the Partnership redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in BCLP. The redeemed units were beneficially owned by a principal unitholder and his family. The principal unitholder received two notes from BCLP in exchange for 668,144 units acquired by BCLP from him.
 The two notes have an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired. The two notes which are due and payable on July 1, 2000 (unless prepaid earlier pursuant to mandatory prepayment provisions contained therein) also provide that the amounts to be paid to such unitholder pursuant to the terms of the notes will be increased by specified amounts on each July 1 during the term. If he holds the two notes until July 1, 2000 he will be entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Because of the mandatory prepayment provisions of these agreements, the outstanding balance of these notes has been included in Long-term Debt - Current Portion on the balance sheet.
Each of the notes bear interest payable quarterly at the rate of 7.76% per annum. Under the terms of the redemption the principal unitholder's family members were paid $1,941,450 equal to $21.50 in cash for each of the 90,300 units acquired from them.


Note 3 - Options to Acquire Units of Partnership Interest

      Net income was charged $853,000 and $413,000 during the three months ended September 30, 1995 and 1994, respectively, in respect of options to acquire units of partnership interest issued in the year ended June 30, 1994. No options were issued, exercised or vested during the three months ended September 30, 1995.

Note 4 - Interim Accounting for Regular Season Basketball Revenues and Costs

      Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in Deferred Game Costs or Deferred Game Revenues on the Balance Sheet.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
------------------------------------------------------------------------------

General

      The Partnership had consolidated net income of $36,206,000 or $5.75 per unit ($5.59 per unit fully diluted) and a consolidated net loss from continuing operations of $3,008,000 or $.49 per unit in the three months ended September 30, 1995 compared with a consolidated net loss of $2,115,000 or $.33 per unit and a consolidated net loss from continuing operations of $3,727,000 or $.57 per unit in the three months ended September 30, 1994. The Partnership had consolidated cash flows from operating activities of $9,329,000 in the three months ended September 30, 1995 compared with consolidated cash flows from operating activities of $8,392,000 in the three months ended September 30, 1994.

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

Results of Operations

      The following discussion compares results of operations of the Partnership and its subsidiaries for the three months ended September 30, 1995 compared with the three months ended September 30, 1994.

      The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played. Since the NBA regular season begins in November, the Boston Celtics realize only costs attributable to general and administrative and selling and promotional expenses during the first quarter of each year. All revenues and team and game expenses have been deferred during the quarter ended September 30.

      General and administrative expenses increased $113,000 or 4% in the three month period ended September 30, 1995 compared to the comparable period in 1994. The increase in 1995 was primarily attributable to an increase in option expense ($441,000) partially offset by a decrease in administrative salaries ($163,000) and a reduction in professional expenses ($152,000).

      Selling and promotional expenses decreased $65,000 or 16% in the three month period ended September 30, 1995 compared to the comparable period in 1994. The decrease in 1995 was primarily attributable to a reduction in season ticket costs ($56,000).

      Interest expense increased $340,000 or 33% in the three months ended September 30, 1995 compared to the same period in 1994 primarily as a result of interest on the notes payable related to the purchase of BCLP units ($186,000) and the effect of an increase in interest rates on bank borrowing ($122,000).

      Interest income increased $1,419,000 or 218% in the three month period ended September 30, 1995 compared to the same period in 1994. The earnings are attributable to the interest earned on the short-term investment of larger amounts of available funds.

Liquidity and Capital Resources

      At September 30, 1995 the Partnership had approximately $24,000,000 of available cash, $36,000,000 of marketable securities and $79,000,000 of other short term investments. In addition to these amounts, sources of funds for the partnerships include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and long term debt related to redeemed partnership units and for general partnership purposes, working capital needs or for possible acquisitions. The Partnership is not engaged in any negotiations relating to and has not made any commitments in connection with any such possible acquisitions. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through September 30, 1996.

      During the quarter ended September 30, 1995, a cash distribution of $1.50 per unit was paid to unitholders of Boston Celtics Limited Partnership on July 21, 1995 (declared June 26, 1994 to unitholders of record on June 30, 1995). Future distributions will be determined by the General Partner based among other things on available resources and the needs of the Partnership.

                         Part II - Other Information

------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K

      Exhibits -
         None.

      Reports on Form 8-K -
         None.

                                  SIGNATURE



      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BOSTON CELTICS LIMITED PARTNERSHIP
                                                  (Registrant)

                                       By:  Celtics, Inc., its General Partner



Dated:  November 13, 1995              By:  /s Thomas M. Bartlett, Jr.
                                       -------------------------------------
                                       Thomas M. Bartlett, Jr.
                                       Executive Vice President
                                       and Chief Financial Officer