Form 10-Q
period 1995-12-31
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1996-02-13
CIK 805009

                     SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549


                                  Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1995     Commission File No. 19324


                     Boston Celtics Limited Partnership
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




               Delaware                               04-2936516
   -------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)



    151 Merrimac Street, Boston, MA                     02114
   -------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)




                               (617) 523-6050
   -------------------------------------------------------------------------
             (Registrant's telephone number including area code)


Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]      No   [ ]

The number of Units outstanding as of December 31, 1995 was 5,641,278 of Limited Partnership Interest.

                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets

                                                      December 31,      June 30,
                                                          1995          1995 (1)
                                                      ------------     ----------
ASSETS                                                (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                           $ 14,516,521     $ 22,692,586
  Marketable securities                                 50,287,698       45,132,667
  Other short term investments                          79,248,448       67,558,465
  Accounts receivable (less allowance for
   doubtful accounts - $10,000 in December
   and in June)                                          1,415,784        3,213,175
  Note receivable                                                         4,444,444
  Deferred game costs                                    2,669,538
  Prepaid expenses                                         259,655          402,954
  Other current assets and deferred charges                               5,200,000
                                                      -----------------------------
      TOTAL CURRENT ASSETS                             148,397,644      148,644,291

PROPERTY AND EQUIPMENT, net of depreciation
 of $454,563 in December and $385,575 in June            1,213,809          846,418
NATIONAL BASKETBALL ASSOCIATION FRANCHISE,
 net of amortization of $1,928,000 in December
 and $1,850,880 in June                                  4,241,581        4,318,701
OTHER INTANGIBLE ASSETS, net of amortization of
 $31,389 in December and $26,158 in June                   919,171          924,376
NET ASSETS OF OPERATIONS TO BE DISCONTINUED                              26,303,044
OTHER ASSETS                                             1,883,533        3,028,318
                                                      -----------------------------
                                                      $156,655,738     $184,065,148
                                                      =============================


















LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $ 16,241,809     $ 11,927,676
  Distribution payable                                                    9,697,083
  Deferred game revenues                                16,303,002        6,645,562
  Ticket refunds payable                                   120,908          120,908
  Federal and state income taxes payable                 3,313,158        5,163,158
  Long-term debt - current portion                      14,365,096
  Notes payable to bank                                                  80,000,000
  Deferred compensation - current portion                4,785,247        4,927,999
                                                      -----------------------------
      TOTAL CURRENT LIABILITIES                         55,129,220      118,482,386

DEFERRED REVENUES - noncurrent portion                   1,440,612        1,440,612
DEFERRED FEDERAL AND STATE INCOME TAXES                 21,000,000        6,000,000
LONG-TERM DEBT - noncurrent portion                     50,000,000       50,000,000
DEFERRED COMPENSATION - noncurrent portion              12,364,351       14,850,057
OTHER NON-CURRENT LIABILITIES                            4,793,125        4,023,750

MINORITY INTEREST IN BCBLP                                                4,988,790

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                        274,575         (160,255)
    Limited Partners                                    11,051,434      (15,690,191)
                                                      -----------------------------
                                                        11,326,009      (15,850,446)
  Celtics Limited Partnership - General Partner            (37,806)        (105,194)
  Boston Celtics Communications Limited Partnership
   - General Partner                                       640,227           96,791
  Boston Celtics Broadcasting Limited Partnership
   - Limited Partner                                                        138,402
                                                      -----------------------------
      TOTAL PARTNERS' CAPITAL (DEFICIT)                 11,928,430      (15,720,447)
                                                      -----------------------------
                                                      $156,655,738     $184,065,148
                                                      =============================

<F1>  Restated to classify assets and liabilities of Boston Celtics
      Broadcasting Limited Partnership as net assets of operations to be discontinued.

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                  Consolidated Statements of Income (Loss)
                                  Unaudited

                                                                      Six Months Ended            Three Months Ended
                                                                ---------------------------   ---------------------------
                                                                December 31,   December 31,   December 31,   December 31,
                                                                    1995           1994           1995           1994
                                                                ------------   ------------   ------------   ------------

Revenues:
  Basketball regular season -
    Ticket sales                                                $11,670,000    $ 7,378,000    $11,670,000    $ 7,378,000
    Television and radio broadcast rights fees                    7,185,000      6,889,000      7,185,000      6,889,000
    Other, principally promotional advertising                    2,760,000      2,660,000      2,760,000      2,660,000
                                                                --------------------------------------------------------
                                                                 21,615,000     16,927,000     21,615,000     16,927,000
                                                                --------------------------------------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                          8,543,000     10,507,000      8,543,000     10,507,000
    Game                                                            787,000        838,000        787,000        838,000
  General and administrative                                      6,100,273      6,518,628      3,194,223      3,726,048
  Selling and promotional                                         1,119,786      1,161,706        784,264        760,717
  Depreciation                                                       75,025         49,587         40,085          9,385
  Amortization of NBA franchise and other intangible assets          82,352         82,352         41,176         41,176
                                                                --------------------------------------------------------
                                                                 16,707,436     19,157,273     13,389,748     15,882,326
                                                                --------------------------------------------------------
                                                                  4,907,564     (2,230,273)     8,225,252      1,044,674
Interest expense, including for the six month periods
 $492,796 in 1995 and $581,209 in 1994 related to deferred
 deferred compensation obligations                               (2,721,108)    (3,828,980)    (1,349,298)    (2,797,349)
Interest income                                                   4,171,676      2,536,742      2,101,917      1,886,069
Net realized and unrealized gains (losses) on disposition
 of assets and investments                                          182,506       (426,873)        20,910       (289,032)
                                                                --------------------------------------------------------
Income (Loss) from continuing operations before income taxes      6,540,638     (3,949,384)     8,998,781       (155,638)
Provision for income taxes                                          900,000        121,232        350,000        187,676
                                                                --------------------------------------------------------
Income (Loss) from continuing operations                          5,640,638     (4,070,616)     8,648,781       (343,314)
Discontinued operations:
  Income (loss) from discontinued operations (less applicable
   income taxes of $30,000 in 1995 and $3,128,768 in 1994)           82,806      6,606,145         30,000      4,994,435
  Gain from disposal of discontinued operations (less
   applicable income taxes of $17,770,000 in 1995)               38,330,907                      (830,000)
                                                                --------------------------------------------------------
Net income (loss)                                                44,054,351      2,535,529      7,848,781      4,651,121
Net income applicable to interests of General Partners            1,046,032        195,943        141,549        186,423
                                                                --------------------------------------------------------
Net income (loss) applicable to interests of Limited Partners   $43,008,319    $ 2,339,586    $ 7,707,232    $ 4,464,698
                                                                ========================================================



Per unit:
  Income (Loss) from continuing operations                            $0.91         ($0.63)         $1.46         ($0.05)
  Net income (loss)                                                   $7.05          $0.37          $1.33          $0.70
  Average units outstanding throughout the period                 6,164,879      6,464,366      5,866,396      6,464,366

See notes to consolidated financial statements.

                      BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Cash Flows
                                  Unaudited

                                                                          For the Six Months Ended
                                                                        December 31,     December 31,
                                                                            1995           1994 (1)
                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                        $25,546,047      $ 21,339,304
    Television and radio broadcast rights fees                            4,713,336         4,613,409
    Other, principally promotional advertising                            2,546,837         2,008,907
  Basketball playoff receipts                                               327,373
                                                                        -----------------------------
                                                                         33,133,593        27,961,620
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                        12,107,732        13,549,141
    Game expenses                                                         1,028,156         1,032,955
  General and administrative expenses                                     8,310,497         7,921,215
  Selling and promotional expenses                                        1,192,953         1,141,381
                                                                        -----------------------------
                                                                         22,639,338        23,644,692
                                                                        -----------------------------
                                                                         10,494,255         4,316,928
  Interest expense                                                       (1,690,008)       (2,331,646)
  Interest income                                                         4,154,761         1,601,311
  Ticket refunds paid                                                                          (4,306)
  Proceeds from league expansion                                          4,490,673
  Payment of income taxes                                                  (350,000)       (2,797,622)
  Payment of deferred compensation                                       (3,373,785)       (1,814,934)
                                                                        -----------------------------
      NET CASH FLOWS FROM CONTINUING OPERATIONS                          13,725,896        (1,030,269)
      NET CASH FLOWS FROM DISCONTINUED OPERATIONS                            33,205         9,023,860
                                                                        -----------------------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                           13,759,101         7,993,591
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                               (28,458,903)      (17,935,793)
    Short term investments                                              (37,600,000)     (132,000,000)
  Proceeds from sales of:
    Marketable securities                                                23,643,373        10,035,313
    Short term investments                                               25,750,000        57,000,000
  Proceeds from the sale of BCBLP                                        79,200,000
  Cash portion of net assets of Boston Celtics Broadcasting
   Limited Partnership sold                                              (1,602,071)
  Capital expenditures                                                     (410,084)         (393,501)
  Other receipts (expenditures)                                             260,754          (976,337)
                                                                        -----------------------------
      NET CASH (USED BY) FROM INVESTING ACTIVITIES                       60,783,069       (84,270,318)
                                                                        -----------------------------
   NET CASH FLOWS (USED BY) FROM OPERATING AND INVESTING ACTIVITIES      74,542,170       (76,276,727)

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
              Consolidated Statements of Cash Flows (Continued)
                                  Unaudited

                                                                  For the Six Months Ended
                                                                  -----------------------------
                                                                  December 31,     December 31,
                                                                      1995           1994 (1)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                     85,000,000
  Payment of bank borrowings                                      (80,000,000)      (5,000,000)
  Purchase of Boston Celtics Limited Partnership units             (1,941,450)
  Purchase of interest in Boston Celtics Communications
   Limited Partnership from Celtics Communications Inc.                               (792,000)
  Cash distributions:
    To Fox Television Stations, Inc. from Boston
     Celtics Broadcasting Limited Partnership                      (7,950,131)
    To limited partners of Boston Celtics Limited Partnership      (9,697,083)      (9,697,083)
    To General Partners
                                                                  ----------------------------

       NET CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES         (99,588,664)      69,510,917
                                                                  ----------------------------
       NET INCREASE (DECREASE) IN CASH                            (25,046,494)      (6,765,810)
Cash and cash equivalents at beginning of period                   39,563,015       38,093,082
                                                                  ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $14,516,521      $31,327,272
                                                                  ============================
Non-cash investing and financing activities:
  Conversion of convertible subordinated note payable
   for 25% interest in Boston Celtics Broadcasting
   Limited Partnership                                            $10,000,000
  Notes payable for acquisition of Boston Celtics
   Limited Partnership units                                      $14,365,096
  Net non-cash assets of Boston Celtics Broadcasting
   Limited Partnership sold                                       $ 9,517,608


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

                 Notes to Consolidated Financial Statements

------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
------------------------------------------------------------------------------


Note 1 - The unaudited consolidated financial statements include the accounts of Boston Celtics Limited Partnership ("BCLP") and its 99% limited partnership interests and wholly-owned subsidiaries which own and operate the Boston Celtics professional basketball team of the National Basketball Association, hold investments and owned and operated Radio Station WEEI - 590 AM until its sale on June 30, 1994 and Television
Station WFXT - Channel 25 of Boston, Massachusetts until its sale on
July 7, 1995. All intercompany transactions are eliminated in consolidation.

Note 2 - The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1995 and the Form 10-Q for the quarter ended September 30, 1995.

Note 3 - Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in Deferred Game Costs or Deferred Game Revenues on the Balance Sheet.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
------------------------------------------------------------------------------


General

      The Partnership had consolidated net income of $44,054,000 or $7.05 per unit on revenues of $21,615,000 in the six months ended December 31, 1995 compared with consolidated net income of $2,536,000 or $.37 per unit on revenues of $16,927,000 in the six months ended December 31, 1994. The Partnership had a consolidated net income of $7,849,000 or $1.33 per unit on revenues of $21,615,000 in the three months ended December 31, 1995 compared with consolidated net income of $4,651,000 or $.70 per unit on revenues of $16,927,000 in the three months ended December 31, 1994. The Partnership had consolidated cash flows from operating activities of $13,759,000 in the six months ended December 31, 1995 compared with consolidated cash flows from operating activities of $7,994,000 in the six months ended December 31, 1994.

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


Results of Operations

      The following discussion compares results of operations of the Partnership and its subsidiaries for the six month and three month periods ended December 31, 1995 with the six month and three month periods ended December 31, 1994.

      The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played.

      Revenues increased $4,688,000 or 28% in the six month and three month periods ended December 31, 1995 compared to the same periods in 1994 primarily as a result of increased ticket revenues ($4,292,000). The increase in ticket revenues is primarily a result of the move to the new FleetCenter arena in 1995, which has an increased seating capacity of approximately 4,200 seats as compared to the Boston Garden.

     Costs and expenses decreased $2,450,000 or 13% in the six month period ended December 31, 1995 and $2,493,000 or 16% in the three month period ended December 31, 1995 compared to the same periods in 1994. The decrease is primarily attributable to a net reduction in player compensation ($2,584,000).

      Interest expense decreased $1,108,000 or 29% in the six months ended December 31, 1995 and $1,448,000 or 52% in the three month period ended December 31, 1995 compared to the same periods in 1994. The decrease is primarily a result of the repayment of $80,000,000 of bank borrowings, which had been outstanding since September 1994, in July 1995 (resulting in reductions of $1,597,000 in the six month period and $1,694,000 in the three month period) partially offset by interest on the notes payable related to the redemption of BCLP units (resulting in increases of $467,000 in the six month period and $281,000 in the three month period).

      Interest income increased $1,635,000 or 64% in the six month period ended December 31, 1995 and $216,000 or 11% in the three month period ended December 31, 1995 compared to the same periods in 1994. The increases are attributable to interest earned on the short-term investment of larger amounts of available funds.


Liquidity and Capital Resources

      At December 31, 1995 the Partnership had approximately $15,000,000 of available cash, $50,000,000 of marketable securities and $79,000,000 of other short term investments. In addition to these amounts, sources of funds for the partnerships include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and long term debt related to redeemed partnership units and for general partnership purposes, working capital needs or for possible acquisitions. The Partnership is not engaged in any negotiations relating to and has not made any commitments in connection with any such possible acquisitions. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through December 31, 1996.

      During the six months ended December 31, 1995, a cash distribution of $1.50 per unit was paid to unitholders of Boston Celtics Limited Partnership on July 21, 1995 (declared June 26, 1995 to unitholders of record on June 30, 1995). Future distributions will be determined by the General Partner based among other things on available resources and the needs of the Partnership.

                         Part II - Other Information

------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits -
            Exhibit (11) - Statement Re: Computation of Earnings Per Unit

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



                                       BOSTON CELTICS LIMITED PARTNERSHIP
                                                   (Registrant)

                                       By: Celtics, Inc., its General Partner



Dated:  February 13, 1996                  By: /s Thomas M. Bartlett, Jr.
                                           ----------------------------------
                                           Thomas M. Bartlett, Jr.
                                           Executive Vice President
                                           and Chief Financial Officer