Form 10-Q
period 1996-03-31
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1996-05-14
CIK 805009

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1996     Commission File No. 19324


                       Boston Celtics Limited Partnership
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               04-2936516
- ------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)


    151 Merrimac Street, Boston, MA                     02114
- ------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)


                                 (617) 523-6050
- ------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]        No [ ]

The number of Units outstanding as of March 31, 1996 was 5,641,278 of Limited Partnership Interest.

                         Part I - Financial Information

Item I - Financial Statements

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                       March 31,            June 30,
                                                                         1996               1995 (1)
                                                                    -------------        -------------
ASSETS                                                               (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                         $  13,023,292        $  22,692,586
  Marketable securities                                                47,419,252           45,132,667
  Other short term investments                                         77,775,000           67,558,465
  Accounts receivable (less allowance for doubtful
   accounts $10,000 in March and in June)                               1,336,306            3,213,175
  Note receivable                                                                            4,444,444
  Deferred game costs                                                     436,502
  Prepaid expenses                                                        277,205              402,954
  Other current assets and deferred charges                                                  5,200,000
                                                                    -------------        -------------
    TOTAL CURRENT ASSETS                                              140,267,557          148,644,291

PROPERTY AND EQUIPMENT, net of depreciation                             1,176,572              846,418
  of $516,073 in March and $385,575 in June
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of                       4,203,021            4,318,701
  amortization of $1,966,560 in March and $1,850,880 in June

OTHER INTANGIBLE ASSETS net of amortization of                            916,556              924,376
  $34,005 in March and $26,158 in June
NET ASSETS OF OPERATIONS TO BE DISCONTINUED                                                 26,303,044
OTHER ASSETS                                                            1,730,533            3,028,318
                                                                    -------------        -------------
                                                                    $ 148,294,239        $ 184,065,148
                                                                    =============        =============


















LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $  14,190,880        $  11,927,676
  Distribution payable                                                                       9,697,083
  Deferred game revenues                                                3,508,737            6,645,562
  Ticket refunds payable                                                  120,908              120,908
  Federal and state income taxes payable                                   39,325            5,163,158
  Long-term debt - current portion                                     14,365,096
  Notes payable to bank                                                                     80,000,000
  Deferred compensation - current portion                               4,959,852            4,927,999
                                                                    -------------        -------------
    TOTAL CURRENT LIABILITIES                                          37,184,798          118,482,386

DEFERRED REVENUES - noncurrent portion                                  1,440,612            1,440,612
DEFERRED FEDERAL AND STATE INCOME TAXES                                20,100,000            6,000,000
LONG-TERM DEBT - noncurrent portion                                    50,000,000           50,000,000
DEFERRED COMPENSATION - noncurrent portion                             11,925,779           14,850,057
OTHER NON-CURRENT LIABILITIES                                           5,271,563            4,023,750

MINORITY INTEREST IN BCBLP                                                                   4,988,790

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                                       377,717             (160,255)
    Limited Partners                                                   21,262,479          (15,690,191)
                                                                    -------------        -------------
                                                                       21,640,196          (15,850,446)
  Celtics Limited Partnership - General Partner                            90,846             (105,194)
  Boston Celtics Communications Limited Partnership
    - General Partner                                                     640,445               96,791
Boston Celtics Broadcasting Limited Partnership
    - Limited Partner                                                                          138,402
                                                                    -------------        -------------
  TOTAL PARTNERS' CAPITAL (DEFICIT)                                    22,371,487          (15,720,447)
                                                                    =============        =============
                                                                    $ 148,294,239        $ 184,065,148
                                                                    =============        =============

<F1>  Restated  to  classify   assets  and   liabilities  of  Boston  Celtics
      Broadcasting Limited Partnership as net assets of operations to be discontinued.


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                    Consolidated Statements of Income (Loss)
                                    Unaudited

                                                                       Nine Months Ended               Three Months Ended
                                                                  ----------------------------    ----------------------------
                                                                    March 31,       March 31,       March 31,       March 31,
                                                                      1996            1995            1996            1995
                                                                  ------------    ------------    ------------    ------------
Revenues:
  Basketball regular season -
    Ticket sales                                                  $ 30,233,000    $ 18,708,000    $ 18,563,000    $ 11,330,000
    Television and radio broadcast rights fees                      18,551,000      17,469,000      11,366,000      10,580,000
    Other, principally promotional advertising                       6,893,000       6,744,000       4,133,000       4,084,000
                                                                  ------------    ------------    ------------    ------------
                                                                    55,677,000      42,921,000      34,062,000      25,994,000
                                                                  ------------    ------------    ------------    ------------
Costs and expenses:
  Basketball regular season -
    Team                                                            25,035,000      26,643,000      16,492,000      16,136,000
    Game                                                             2,025,000       2,124,000       1,238,000       1,286,000
  General and administrative                                        10,669,094      10,078,754       4,568,821       3,560,126
  Selling and promotional                                            2,150,549       1,669,571       1,030,763         507,865
  Depreciation                                                         135,496          74,382          60,471          24,795
  Amortization of NBA franchise and other
   intangible assets                                                   123,527         153,433          41,175          71,081
                                                                  ------------    ------------    ------------    ------------
                                                                    40,138,666      40,743,140      23,431,230      21,585,867
                                                                  ------------    ------------    ------------    ------------
                                                                    15,538,334       2,177,860      10,630,770       4,408,133
Interest expense,  including  for the nine month
 periods $751,031 in 1996 and $867,401 in 1995
 related to deferred compensation obligations                       (4,056,778)     (6,517,671)     (1,335,670)     (2,688,691)
Interest income                                                      6,243,343       4,472,101       2,071,667       1,935,359
Net realized and unrealized gains (losses) on
 disposition of assets and investments                                 179,023          50,096          (3,483)        476,969
                                                                  ------------    ------------    ------------    ------------
Income (Loss) from continuing operations before
 income taxes                                                       17,903,922         182,386      11,363,284       4,131,770
Provision for income taxes                                           1,350,000         452,159         450,000         330,927
                                                                  ------------    ------------    ------------    ------------
Income (Loss) from continuing operations                            16,553,922        (269,773)     10,913,284       3,800,843
Discontinued operations:
  Income from discontinued operations (less
   applicable income taxes of 30,000 in 1996
   and $4,697,841 in 1995)                                              82,806       8,823,661                       2,217,516
  Gain from disposal of discontinued operations
   (less applicable income taxes of $17,770,000 in 1996)            38,330,907
                                                                  ------------    ------------    ------------    ------------
Net income                                                          54,967,635       8,553,888      10,913,284       6,018,359
Net income applicable to interests of General Partners               1,282,746         370,970         236,714         175,027
                                                                  ------------    ------------    ------------    ------------
Net income applicable to interests of Limited Partners            $ 53,684,889    $  8,182,918    $ 10,676,570    $  5,843,332
                                                                  ============    ============    ============    ============


Per unit:
Primary:
  Income (Loss) from continuing operations                        $       2.72    $      (0.04)   $       1.84    $       0.58
  Net income                                                      $       8.99    $       1.28    $       1.84    $       0.91
  Average units outstanding throughout the period                    5,970,396       6,399,722       5,804,917       6,399,722


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                      For the Nine Months Ended
                                                                    -----------------------------
                                                                      March 31,       March 31,
                                                                        1996          1995 (1)
                                                                    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                    $ 27,643,129    $  22,012,356
    Television and radio broadcast rights fees                        13,696,098       13,877,667
    Other, principally promotional advertising                         6,112,470        5,193,812
                                                                    ------------    -------------
                                                                      47,451,697       41,083,835
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                     20,429,492       20,238,088
    Game expenses                                                      2,271,221        2,460,071
  General and administrative expenses                                 11,238,412       10,607,388
  Selling and promotional expenses                                     1,920,418        1,647,582
                                                                    ------------    -------------
                                                                      35,859,543       34,953,129
                                                                    ------------    -------------
                                                                      11,592,154        6,130,706
Interest income                                                        7,406,523        2,793,704
Interest expense                                                      (2,740,984)      (2,811,645)
Ticket refunds paid                                                                        (3,914)
Proceeds from league expansion                                         4,490,673
Payment of income taxes                                               (4,972,199)      (3,748,587)
Payment of deferred compensation                                      (4,149,350)      (2,500,185)
                                                                    ------------    -------------
   NET CASH FLOWS FROM CONTINUING OPERATIONS                          11,626,817         (139,921)
   NET CASH FLOWS FROM DISCONTINUED OPERATIONS                        (2,935,980)      18,122,836
                                                                    ------------    -------------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                            8,690,837       17,982,915


















CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                            (42,696,996)     (33,689,849)
    Short term investments                                           (40,025,000)    (143,000,000)
  Proceeds from sales of:
    Marketable securities                                             40,388,248       13,330,695
    Short term investments                                            28,250,000       71,000,000
  Proceeds from the sale of BCBLP                                     79,200,000
  Cash portion of net assets of Boston Celtics
    Broadcasting Limited Partnership sold                             (1,602,071)
  Capital expenditures                                                  (787,633)        (499,014)
  Other receipts (expenditures)                                        1,631,556       (1,030,346)
                                                                    ------------    -------------
   NET CASH (USED BY) FROM INVESTING ACTIVITIES                       64,358,104      (93,888,514)
                                                                    ------------    -------------
   NET CASH FLOWS (USED BY) FROM OPERATING
    AND INVESTING ACTIVITIES                                          73,048,941      (75,905,599)


                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                    Unaudited

                                                                  For the Nine Months Ended
                                                                 ----------------------------
                                                                   March 31,       March 31,
                                                                     1996          1995 (1)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                    85,000,000
  Payment of bank borrowings                                      (80,000,000)     (5,000,000)
  Purchase of Boston Celtics Limited Partnership
    units                                                          (1,941,450)
  Purchase of interest in Boston Celtics
    Communications Limited Partnership from
    Celtics Communications Inc.                                                      (792,000)
  Cash distributions:
    To Fox Television Stations, Inc. from Boston
      Celtics Broadcasting Limited Partnership                     (7,797,244)     (3,774,000)
    To limited partners of Boston Celtics Limited                  (9,632,083)     (9,632,083)
      Partnership
    To General Partners                                              (217,887)       (139,000)
                                                                 ------------    ------------
     NET CASH FLOWS (USED BY) FROM FINANCING
      ACTIVITIES                                                  (99,588,664)     65,662,917
                                                                 ------------    ------------
     NET INCREASE (DECREASE) IN CASH                              (26,539,723)    (10,242,682)
Cash and cash equivalents at beginning of period                   39,563,015      38,093,082
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 13,023,292    $ 27,850,400
                                                                 ============    ============
Non-cash investing and financing activities:
  Conversion of convertible subordinated
    note payable for 25% interest in Boston
    Celtics Broadcasting Limited Partnership                     $ 10,000,000
  Notes payable for acquisition of Boston Celtics
    Limited Partnership units                                    $ 14,365,096
  Net non-cash assets of Boston Celtics
    Broadcasting Limited Partnership sold                        $  9,517,608

<F1>  Restated to classify  cash flows from  operating  activities  of Boston
      Celtics Broadcasting Limited Partnership as net cash flows from discontinued operations.

See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
- -------------------------------------------------------------------------------

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

Note 2 - The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1995 and the Forms 10-Q for the quarters ended September 30, 1995 and December 31, 1995.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

- -------------------------------------------------------------------------------
               BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
- -------------------------------------------------------------------------------

General

The Partnership had consolidated net income of $54,968,000 or $8.99 per unit on revenues of $55,677,000 in the nine months ended March 31, 1996 compared with consolidated net income of $8,554,000 or $1.28 per unit on revenues of $42,921,000 in the nine months ended March 31, 1995. The Partnership had consolidated net income of $10,913,000 or $1.84 per unit on revenues of $34,062,000 in the three months ended March 31, 1996 compared with consolidated net income of $6,018,000 or $.91 per unit on revenues of $25,994,000 in the three months ended March 31, 1995. The Partnership had consolidated cash flows from operating activities of $8,691,000 in the nine months ended March 31, 1996 compared with consolidated cash flows from operating activities of $17,983,000 in the nine months ended March 31, 1995.

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

For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in November, the first quarter which ends on September 30th will generally include limited or no revenue and will reflect a loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Partnership will generally recognize approximately one-third of its annual regular season revenue in the second quarter, approximately one-half of such revenue in the third quarter and the remainder in the fourth quarter, and it will recognize any playoff revenue in the fourth quarter.


Results of Operations

The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the nine month and three month periods ended March 31, 1996 with the nine month and three month periods ended March 31, 1995.

The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played.

Income from continuing operations increased $16,824,000 in the nine month period and $7,112,000 in the three month period ended March 31, 1996 compared with the same periods in 1995. These increases are due primarily to increased ticket revenues, resulting primarily from the move to the FleetCenter arena which has an increased seating capacity of 4,200 seats as compared to the Boston Garden, of $11,525,000 for the nine month period and $7,233,000 for the three month period as compared to the same periods in 1995 and to decreased interest expense of $2,461,000 in the nine months ended March 31, 1996 and $1,353,000 in the three months ended March 31, 1996 as compared to the same periods in 1995. The decrease in interest expense is primarily a result of the repayment of $80,000,000 of bank borrowings, which had been outstanding since September 1994, in July 1995 (resulting in reductions of $3,267,000 in the nine month period and $1,573,000 in the three month period) partially offset by interest on the notes payable related to the redemption of BCLP units (resulting in increases of $742,000 in the nine month period and $275,000 in the three month period).


Liquidity and Capital Resources

At March 31, 1996 the Partnership had approximately $13,000,000 of available cash, $47,000,000 of marketable securities and $78,000,000 of other short term investments. In addition to these amounts, sources of funds for the partnerships include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and long term debt related to redeemed partnership units and for general partnership purposes, working capital needs or for possible acquisitions. The Partnership is not engaged in any negotiations relating to and has not made any commitments in connection with any such possible acquisitions. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through March 31, 1997.

During the nine months ended March 31, 1996, a cash distribution of $1.50 per unit was paid to unitholders of Boston Celtics Limited Partnership on July 21, 1995 (declared June 26, 1995 to unitholders of record on June 30, 1995). Future distributions will be determined by the General Partner based among other things on available resources and the needs of the Partnership.

                           Part II - Other Information

- -------------------------------------------------------------------------------
               BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
- -------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits -
            Exhibit (11) - Statement re: computation of earnings per unit.

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



                                        BOSTON CELTICS LIMITED PARTNERSHIP
                                        ---------------------------------------
                                                    (Registrant)

                                        By: Celtics, Inc., its General Partner



Dated: May 14, 1996                     By: /s/ Thomas M. Bartlett, Jr.

                                        ---------------------------------------
                                        Thomas M. Bartlett, Jr.
                                        Executive Vice President
                                        and Chief Financial Officer