Form 10-K
period 1996-06-30
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1996-09-27
CIK 805009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                      10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


     For the fiscal year ended                       Commission file number
           June 30, 1996                                     19324
- ------------------------------------           ---------------------------------


                       Boston Celtics Limited Partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     04-2936516
- ------------------------------------           ---------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)


151 Merrimac Street, Boston, Massachusetts                   02114
- ------------------------------------------     ---------------------------------
  (Address of principal executive offices)                (Zip Code)


                                 (617) 523-6050
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:


                                            Name of each Exchange
       Title of each class                   on which registered
- ---------------------------------          -----------------------

Units Representing Assignments of          New York Stock Exchange
 Beneficial Ownership of Limited           Boston Stock Exchange
 Partnership Interests

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
- --------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]



                       BOSTON CELTICS LIMITED PARTNERSHIP
                          1996 FORM 10-K ANNUAL REPORT
                                      INDEX

                                     PART I

                                                                                    Page
                                                                                    ----

Items 1.     Business and Properties............................................      1
  and 2.

Item 3.      Legal Proceedings..................................................     10

                                     PART II

Item 5.      Market  for  Registrant's  Common  Equity and  Related  Stockholder
             Matters............................................................     11

Item 6.      Selected Financial Data............................................     12

Item 7.      Management's  Discussion and  Analysis of  Financial  Condition and
             Results of Operations..............................................     16

Item 8.      Financial Statements and Supplementary Data........................     20

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.................     21

Item 11.     Executive Compensation.............................................     27

Item 12.     Security Ownership of Beneficial Owners and Management.............     32

Item 13.     Certain Relationships and Related Transactions.....................     34

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...     35
Signatures   ...................................................................     72

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

The aggregate market value of the 2,800,993 Units held by non-affiliates of the Registrant as of September 20, 1996 was approximately $60,221,000, based on the closing price of the Units on the New York Stock Exchange on that date of $21.50 per Unit. For the purpose of this calculation, the two stockholders of the General Partner of the Partnership, who are also directors and officers of the General Partner and directors and officers of the General Partner and Unitholders of the Partnership, are treated as affiliates. No other officers, directors, employees or Unitholders are treated as affiliates for this purposes.

     As of September 20, 1996, there were 5,876,164 Units outstanding.



                                     PART I

Items 1 and 2.  Business and Properties
- ---------------------------------------

General

         Boston Celtics Limited Partnership (the "Boston Celtics", "BCLP" or the "Partnership") a Delaware limited partnership, through Celtics Limited Partnership ("CLP"), its 99% owned limited partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association, and through BCCLP Holding Corporation ("Holdings"), a wholly-owned subsidiary of BCLP, owns Celtics Capital Corporation ("CCC") (which holds investments) and through Celtics Investments Incorporated ("CII"), a wholly owned subsidiary, and itself owns a 99% limited partnership interest in Boston Celtics Communications Limited Partnership ("BCCLP") which owned a 99% limited partnership interest in Boston Celtics Broadcasting Limited Partnership ("BCBLP") until its sale on July 7, 1995 (BCBLP owned and operated Television Station WFXT - Channel 25 ("WFXT")of Boston, Massachusetts) and owned and operated Radio Station WEEI - 590 AM of Boston, Massachusetts until its sale on June 30, 1994. The General Partner of BCLP is Celtics, Inc. ("CI"); the General Partner of CLP is Boston Celtics Corporation ("BCC"); the General Partner of BCCLP is Celtics Communications, Inc. ("CCI"). The General Partners of BCLP, CLP and BCCLP are Delaware corporations whose sole stockholders are Paul Gaston, Paul Dupee, Don Gaston (father of Paul Gaston) and an affiliate. The interest of Alan Cohen in Celtics, Inc. was acquired by Walcott Partners L.P., an affiliate of the Gaston family, and his interests in Boston Celtics Corporation and Celtics Communications, Inc. were acquired by Paul E. Gaston on August 30, 1995. See Note O of Notes to Consolidated Financial Statements for a description of these redemptions.

         The previously reported agreement between BCLP and Fox Television, Inc. ("FTS") pursuant to which FTS acquired BCBLP was closed on July 7, 1995 when FTS exercised its option for the acquisition of a 26% interest in BCBLP, converted $10,000,000 of convertible debt for an additional 25% interest in BCBLP and purchased the remaining 49% interest in BCBLP for $80,000,000 cash.

Basketball Operations

         The Partnership, through CLP, owns and operates the Boston Celtics professional basketball team the "Boston Celtics" of the National Basketball Association (the "NBA").

         The following table shows the performance of the Boston Celtics during the past 15 basketball seasons:

                Regular      Regular Season
                Season       Place of Finish
 Season         Record         in Division                     Play-Off Results
- --------        -------      ---------------      ------------------------------------------

 1995-96         33-49            Fifth           --
 1994-95         35-47            Third           Lost in First Round of Conference Playoffs
 1993-94         32-50            Fifth           --
 1992-93         48-34            Second          Lost in First Round of Conference Playoffs
 1991-92         51-31            First           Lost in Conference Semifinals
 1990-91         56-26            First           Lost in Conference Semifinals
 1989-90         52-30            Second          Lost in First Round of Conference Playoffs
 1988-89         42-40            Third           Lost in First Round of Conference Playoffs
 1987-88         57-25            First           Lost in Conference Finals
 1986-87         59-23            First           Lost in Championship Finals
 1985-86         67-15            First           NBA Champions
 1984-85         63-19            First           Lost in Championship Finals
 1983-84         62-20            First           NBA Champions
 1982-83         56-26            Second          Lost in Conference Semifinals
 1981-82         63-19            First           Lost in Conference Finals


         Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:

                            Contribution to Revenues
                                 (in thousands)
- -----------------------------------------------------------------------------------
Year Ended                             Television, Cable and     Other      Total
 June 30,          Ticket Sales              Radio and          Sources    Revenues
- ----------    ---------------------    ---------------------    -------    --------
               Regular                  Regular
              Season(1)    Playoffs    Season(2)    Playoffs
              ---------    --------    ---------    --------

   1996        $35,249        --        $22,072        --       $7,459     $64,780
   1995         22,037      $1,518       20,956       $395       7,419      52,325
   1994         20,239        --         19,168        --        5,176      44,583

- -------------------
<F1> Includes proceeds from exhibition games.
<F2> Includes  the Boston  Celtics'  share of  revenues  under the NBA  national television contracts.

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

         Effective with the 1995-1996 season, all Boston Celtics regular season home games are played in the FleetCenter, a new arena located adjacent to the Boston Garden. The seating capacity of the FleetCenter is approximately 19,300 as compared to a seating capacity of 14,890 at the Boston Celtics prior home arena, the Boston Garden. The policy of the Boston Celtics has been, during the last several years, to limit the number of season tickets so that some tickets are available on a per game basis. During the 1995-1996 season approximately 15,000 season tickets were sold. During the previous five seasons in the Boston Garden, the Boston Celtics sold an average of 12,700 season tickets.

         Television, Cable and Radio Broadcasting. The Partnership and the NBA license the television and radio broadcast rights to Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company, (the "NBC agreement"), Turner Network Television, Inc., an affiliate of Turner Broadcasting, (the "TNT agreement"). Each of the NBA member teams shares equally in these license fees. In addition, the Partnership licenses the local over the air rights to broadcast away games under an agreement with Gillett Communications of Boston, Inc. (subsequently assigned to New World Communications), licensee of Television Station WSBK - Channel 38 (the "WSBK agreement") and licenses the cable rights to broadcast home games to Sportschannel New England Limited Partnership (the "Sportschannel agreement"). The Partnership licenses the rights to broadcast all games on radio under an agreement with American Radio Systems, Inc., licensee of Radio Station WEEI - 850AM (the "ARS agreement"). The NBC agreement, the TNT and the WSBK agreements extend through the 1997-98 season. The Sportschannel agreement extends through the 1998-99 season, with a right to an additional extension by Sportschannel through the 2000-01 season. The ARS agreement extends through the 1999-2000 season.

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

         The  agreement  with  NBC  Sports  accounted  for   approximately   10%
($6,552,000) of the Partnerships total revenues for the year ended June 30, 1996. No other agreement accounted for as much as 10%, respectively, of the Partnerships total revenues for the year ended June 30, 1996.

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

Basketball Team

         Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 20, 1996:

                                                     Last
                                          Years      Season
                                           in        Under
Name                  Position             NBA       Contract
- ----------------      --------------      -----      --------

Dana Barros           Guard                 7         2000-01
Frank Brickowski      Forward/Center       12         1996-97
Dee Brown             Guard                 6         1999-00
Todd Day              Guard/Forward         4         1996-97
Nate Driggers         Guard                --         1996-97
Pervis Ellison        Center                7         1999-00
Rick Fox              Forward               5         1999-00
Alton Lister          Forward/Center       15         1996-97
Greg Minor            Forward               2         2003-04
Julius Nwosu          Forward/Center        1         1996-97
Dino Radja            Forward               4         1999-00
Antoine Walker        Forward              --         1998-99
David Wesley          Guard                 3         1996-97
Eric Williams         Forward               1         1997-98

         Coaches. The head coach of the Boston Celtics, M.L. Carr, was appointed to that position following the 1994-95 season. Mr. Carr has also been the Executive Vice President of Basketball Operations of the Boston Celtics since June 1994 and a player from 1979-1985. Mr. Carr is under contract with the Boston Celtics through the end of the 1998-99 season.

         Dennis Johnson is an assistant coach of the Boston Celtics. Mr. Johnson was a scout for the Boston Celtics during the 1992-93 season and played for the Boston Celtics for the last 7 years of a 14 year NBA career. Mr. Johnson is under contract through the end of the 1997-98 season.

         K. C. Jones is also an assistant coach of the Boston Celtics. Prior to his appointment to this position in 1996, Mr. Jones most recently served as an assistant coach of the Detroit Pistons, an NBA team, for the 1994-95 season, and as an assistant coach and head coach of the Seattle SuperSonics, an NBA team, for the 1989-1992 seasons. Previously, Mr. Jones was associated with the Boston Celtics as the head coach from 1983 to 1988, assistant coach from 1978 - 1983, and as a player for the team from 1958 - 1967. Mr. Jones is under contract with the Boston Celtics through the end of the 1997-98 season.

         John Kuester is also an assistant coach of the Boston Celtics. Mr. Kuester was the video coordinator/scout for the Boston Celtics for five seasons (1990 - 1995). Mr. Kuester is under contract with the Boston Celtics through the end of the 1996-97 season.

         Under its contracts with its head coach (including former head coach, Chris Ford) and assistant coaches, the Boston Celtics had total compensation expense totaling $2,088,000 during the 1995-96 season. During the 1996-97 season, the Boston Celtics are required to make salary payments to its coaches totaling $1,560,000.

         Collective Bargaining Agreement A collective bargaining agreement (the "Collective Bargaining Agreement") to be in effect through June 30, 2001 was ratified by the NBA and the National Basketball Players' Association ("NBPA") on September 15, 1995 and executed by the parties on July 11, 1996. The previous Collective Bargaining Agreement expired on June 23, 1994. The Collective Bargaining Agreement provides for maximum and minimum total team salaries to be paid to players. Both maximum and minimum team salaries are determined based on estimates prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, is the greater of a predetermined dollar amount or 48.04% of the projected Basketball-Related Income (as defined in the Collective Bargaining Agreement) of all NBA teams, divided by the number of NBA teams (excluding the expansion teams located in Toronto and Vancouver for the 1996-97 season only).

         There are various exceptions to the Salary Cap limitations, including exceptions relating to a team's re-signing its own veteran free agent players, replacing injured players, and signing rookies up to 120% of the rookie salary scale amount. These exceptions permit teams to have aggregate player compensation exceeding the specified Salary Cap. For example, subject to certain limitations, a team could re-sign its veteran free agents at any salary, and could sign a new player to replace an injured player at a salary equal to up to the lesser of 50% of the salary of such injured player or 108% of the average player salary for the prior season, even if such new salaries caused the team to exceed the Salary Cap. The salary cap for the 1996-97 season has been set at $24.3 million and as of September 20, 1996, the Boston Celtics' total team compensation is above the salary cap.

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

         The Collective Bargaining Agreement also governs the rights of veteran free agents, certain aspects of uniform player contracts, player pension and other benefits, the NBA draft of college players and other matters affecting the players.

Basketball Facilities

         Effective with the start of the 1995-96 basketball season, the Boston Celtics played all of their home games at the FleetCenter (the "FleetCenter") in Boston, Massachusetts. On April 4, 1990, the Boston Celtics entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with New Boston Garden Corp ("NBGC"). The Lease Agreement was amended in certain respects and restated as of April 14, 1993. NBGC, which is unaffiliated with the Boston Celtics, developed the new building and sports entertainment facility which has a seating capacity of approximately 19,300 spectators to replace the Boston Garden. The FleetCenter, which is located on a site adjacent to the Boston Garden, was opened on September 30, 1995.

         Under the terms of the Lease Agreement, NBGC has granted to the Boston Celtics a license to use the basketball facilities at the FleetCenter and provides to the Celtics approximately 10,000 square feet of office space. NBGC is responsible for maintaining the FleetCenter and providing administrative personnel such as ushers, ticket takers, police and security personnel, announcers, scorers and statisticians. At the Boston Celtics' request, NBGC is responsible for making all box office ticket sales and remitting the proceeds to the Boston Celtics. In general, NBGC receives only premium fee revenues generated from preferred seating and executive boxes in the FleetCenter. Under the terms of the Lease Agreement, the Boston Celtics do not share in revenue from food and beverage concessions at the FleetCenter, but may sell programs at each game subject to the payment of a commission to NBGC's concessionaires and NBGC is also licensed by the Boston Celtics to sell merchandise bearing the Boston Celtics' name, trademark and/or logo, subject to prior approval by, and payment of a commission to, the Boston Celtics.

         The Lease Agreement provides that it commenced on the day that the FleetCenter was substantially completed and operational and extends for 10 full basketball seasons (from the 1995-96 season to the 2004-2005 season). NBGC may, at its option, extend the term of the Lease Agreement for five additional basketball seasons (the "Extended Term"), provided NBGC notifies the Boston Celtics during a specified period following the fifth anniversary of the commencement of the term of the Lease Agreement of its intention to exercise its option and subject to the NBGC making certain payments, based on its revenues, to the Boston Celtics during the Extended Term.

         Prior to the 1995-96 season, the Boston Celtics played most of their home games in the Boston Garden (the "Boston Garden"), a 14,890 seating capacity indoor sports arena located in downtown Boston. The Boston Garden was also owned by NBGC, and was made available to the Boston Celtics under a License and Lease Agreement which ended at the conclusion of the 1994-95 season.

         During the years ended June 30, 1995, and 1994, the Boston Celtics made annual arena rental payments aggregating approximately $1,206,000 and $1,203,000, respectively, for use of the Boston Garden and the Hartford Civic Center for exhibition, regular season and playoff home games (1995).

         The Boston Celtics also lease approximately 16,000 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five year renewal period. Under the provisions of the Arena Lease Agreement with NBGC, the Boston Celtics are reimbursed for the cost of 10,000 square feet of office space during the 10 year term of the Arena Lease Agreement.

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

Broadcast Operations

         As described under Items 1 and 2 Business and Properties - General, FTS acquired BCBLP on July 7, 1995. Accordingly, all of the Broadcast operations of the Partnership have been disposed of and the Communications line of business has been designated a Discontinued Operation. Accordingly, the Financial Statements have been restated to account for such operations as Discontinued Operations for all periods presented.

Employees

         In addition to the players and coaches, see "Basketball Operations -- Basketball Team," as of September 20, 1996, the Boston Celtics have 47 full-time employees engaged in operating, marketing, advertising and administrative activities.


Item 3.  Legal Proceedings
- --------------------------

         As a member of the NBA, the Partnership is a defendant along with the other members in various lawsuits incidental to the NBA's basketball operations. The Partnership will generally be liable, jointly and severally, with all other members of the NBA for the costs of defending such lawsuits and any liabilities of the NBA which might result from such lawsuits.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------------------

         The Partnership's Units are listed on the New York Stock Exchange and traded under the symbol "BOS". The following table sets forth, for the periods, indicated, the high and low sales prices per Unit on the New York Stock Exchange and cash distributions per Unit to Unitholders for the years ended June 30, 1996 and June 30, 1995, respectively.

                          Year Ended June 30, 1996
                    ------------------------------------
                        Sales Price             Cash
                    -------------------     Distribution
     Period           High        Low         Declared
- ----------------    --------    -------     ------------

First Quarter       $27         $20 1/8
Second Quarter       28 3/8      22 7/8
Third Quarter        24 1/8      21 3/8
Fourth Quarter       25 1/8      21 5/8         $1.50
                                            ------------
                                                $1.50
                                            ============

                          Year Ended June 30, 1995
                    ------------------------------------
                        Sales Price             Cash
                    -------------------     Distribution
     Period           High        Low         Declared
- ----------------    --------    -------     ------------

First Quarter       $21 7/8     $19 3/4
Second Quarter       24 1/8      20 3/8         $1.50
Third Quarter        21 7/8      20 3/4
Fourth Quarter       21 1/2      19 3/4         $1.50
                                            ------------
                                                $3.00
                                            ============

         As of September 20, 1996, the approximate number of registered unitholders of the Partnership's Units was 66,510.

                                     Part II

Item 6.  Selected Financial Data
- --------------------------------

Boston Celtics Limited Partnership and subsidiaries consolidated - (000's omitted, except for per unit data)

                                                                    Year Ended June 30
                                                           -----------------------------------
                                                             1996         1995          1994
                                                           --------     --------      --------

Revenues                                                   $64,780      $52,325       $44,583

Costs and expenses                                          48,830       51,810        38,178
Interest income (expense), net                               1,788       (2,567)       (1,665)
Net revenue from league expansion                                         7,114
Net proceeds from life insurance                                                        5,592
Net realized and unrealized gains (losses) from
 marketable securities                                        (101)         110        (3,595)
                                                           ----------------------------------

Income from continuing operations before income taxes       17,637        5,172         6,737
Provision for (benefit from) income taxes                    1,850         (345)         (600)
                                                           ----------------------------------

Income from continuing operations                           15,787        5,517        7,337
Income (loss) from discontinued operations                      83       10,639        2,145
Gain on disposal of discontinued operations                 38,331                    14,284
                                                           ---------------------------------

Net income                                                 $54,201      $16,156      $23,766
                                                           =================================

Income from continuing operations applicable to
 Limited Partners                                          $15,437      $ 5,396      $ 7,124
Net income applicable to Limited Partners                  $52,910      $15,545      $23,126
Per unit:
  Income from continuing operations per unit                 $2.59        $0.84        $1.11
Net income per unit                                          $8.89        $2.43        $3.61
Distributions Declared to BCLP unitholders:                  $1.50        $3.00        $1.25
Cash distributions to Boston Celtics Communications
 Limited Partners (the purchase price of BCCLP units)

Balance Sheet Data:

                                                                               June 30
                                                                 ------------------------------------
                                                                   1996        1995 (1)      1994 (1)
                                                                 --------      --------      --------

Current assets                                                   $135,903      $186,101      $ 79,492
Current liabilities                                                40,289       126,010        23,289
Total assets                                                      145,233       210,655       102,933
Program broadcast rights payable - noncurrent portion                             9,062         8,566
Deferred revenues-noncurrent portion                                  700         1,440
Deferred federal and state income taxes - noncurrent
 portion                                                           20,100         6,000         2,900
Long-term debt - noncurrent portion                                50,000        60,000        60,000
Deferred compensation - noncurrent portion                         11,750        14,850        18,248
Other noncurrent liabilities                                        5,875         4,024           850
Minority interest in Boston Celtics Broadcasting Limited
 Partnership                                                                      4,989         1,909
Partners' capital (deficit)                                        16,520       (15,720)      (12,829)

- -------------------
<F1> Balance  sheet  captions at June 30,  1995,  1994,  1993,  and 1992 include amounts pertaining to discontinued operations. Total assets as shown in the table above include assets from discontinued operations of $52,893 in 1995, $39,855 in 1994, $36,524 in 1993 and $43,422 in 1992. Long-term obligations, which include program broadcast rights payable - noncurrent portion and long-term debt - noncurrent portion as shown in the table above, include amounts pertaining to discontinued operations of $19,062 in 1995, $18,566 in 1994, $22,994 in 1993 and $36,493 in 1992.

Boston Celtics Limited Partnership and subsidiaries consolidated - (000's omitted, except for per unit data)

                                                              Year Ended June 30
                                                             --------------------
                                                              1993         1992
                                                             -------      -------

Revenues                                                     $47,559      $45,652

Costs and expenses                                            36,278       37,797
Interest income (expense), net                                  (982)        (135)
Net revenue from league expansion
Net proceeds from life insurance
Net realized and unrealized gains (losses) from
 marketable securities                                            79
                                                             --------------------

Income from continuing operations before income taxes         10,378        7,720
Provision for (benefit from) income taxes
                                                             --------------------

Income from continuing operations                             10,378        7,720
Income (loss) from discontinued operations                    (5,150)      (6,642)
Gain on disposal of discontinued operations
                                                             --------------------

Net income                                                   $ 5,228      $ 1,078
                                                             ====================

Income from continuing operations applicable to
 Limited Partners                                            $10,214      $ 7,643
Net income applicable to Limited Partners                    $ 5,157      $ 1,149
Per unit:
  Income from continuing operations per unit                   $1.59        $1.19
Net income per unit                                            $0.80        $0.18
Distributions to BCLP unitholders:                             $1.25        $2.25
Cash distributions to Boston Celtics Communications
 Limited Partners (the purchase price of BCCLP units)          $2.40

Balance Sheet Data:
                                                                    June 30
                                                             ----------------------
                                                             1993 (1)      1992 (1)
                                                             --------      --------

Current assets                                               $50,976       $29,819
Current liabilities                                           18,809        21,722
Total assets                                                  73,347        56,058
Program broadcast rights payable - noncurrent portion          3,434         5,683
Deferred revenues-noncurrent portion
Deferred federal and state income taxes - noncurrent
  portion
Long-term debt - noncurrent portion                           69,560        30,810
Deferred compensation - noncurrent portion                     9,760         8,828
Other noncurrent liabilities
Minority interest in Boston Celtics Broadcasting Limited
 Partnership Partners capital (deficit)                      (28,126)      (10,985)

- -------------------
<F1> Balance  sheet  captions at June 30,  1995,  1994,  1993,  and 1992 include amounts pertaining to discontinued operations. Total assets as shown in the table above include assets from discontinued operations of $52,893 in 1995, $39,855 in 1994, $36,524 in 1993 and $43,422 in 1992. Long-term obligations, which include program broadcast rights payable - noncurrent portion and long-term debt - noncurrent portion as shown in the table above, include amounts pertaining to discontinued operations of $19,062 in 1995, $18,566 in 1994, $22,994 in 1993 and $36,493 in 1992.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

General

         Consolidated Income from Continuing Operations of Boston Celtics Limited Partnership and its Subsidiaries for the year ended June 30, 1996 was $15,787,000 or $2.59 per unit on revenues of $64,780,000 and Consolidated Net Income was $54,201,000 or $8.89 per unit compared with Consolidated Income from Continuing Operations of $5,517,000 or $0.84 per unit on revenues of $52,325,000 and Consolidated Net Income of $16,156,000 or $2.43 per unit during the year ended June 30, 1995.

         The Partnership reported a Consolidated Loss from Continuing Operations and a Consolidated Net Loss for the three months ended June 30, 1996 of $767,000 or $0.13 per unit on revenues of $9,103,000 compared with Consolidated Income from Continuing Operations of $4,403,000 or $0.67 per unit on revenues of $9,404,000 and a Consolidated Net Income of $7,602,000 or $1.15 per unit for the three months ended June 30, 1995.

         The previously reported transaction between the Partnership and Fox Television, Inc. (FTS) pursuant to which FTS acquired Boston Celtics Broadcasting Limited Partnership (BCBLP), which owned and operated television station WFXT, was closed on July 7, 1995. Accordingly, the income statement has been restated for all periods presented to report the results of operations of television station WFXT and radio station WEEI, sold on June 30, 1994, as discontinued operations. Gains from the sale to FTS of an option to acquire a 26% interest in BCBLP ($14,640,000) and the sale of radio station WEEI ($2,794,000) are included in discontinued operations in 1994, net of applicable income taxes ($3,150,000). The remaining gain from the sale of BCBLP to FTS ($56,101,000, net of related income taxes of $17,770,000) was included in income from discontinued operations in July 1995 when realized.

         Income from continuing operations for the year ended June 30, 1996 includes increased revenues from ticket sales ($13,213,000) as a result of the increased seating capacity of the FleetCenter arena which opened for the 1995-96 basketball season. Income from continuing operations for the year ended June 30, 1995 includes league expansion revenue ($7,114,000), increased player compensation ($8,965,000) and increased net interest expense ($1,000,000).

         Income from continuing operations for the three months ended June 30, 1995 includes $7,114,000 in non-recurring income from league expansion and
$1,217,000 in non-recurring playoff net income. Excluding these items, continuing operations for the three months ended June 30, 1995 would have resulted in a loss of $3,928,000 as compared to a loss from continuing operations of $767,000 for the three months ended June 30, 1996. The reduction in the loss is primarily the result of increased revenues from ticket sales ($1,687,000) as a result of the increased seating capacity of the FleetCenter arena which opened for the 1995-96 basketball season.

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

         The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which extends from early November through late April.

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

Results of Operations

         The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the year ended June 30, 1996 compared with the year ended June 30, 1995 and for the year ended June 30, 1995 compared with the year ended June 30, 1994.

         Revenues from regular season ticket sales increased by $13,213,000 or 60% in fiscal 1996 compared to 1995 and by $1,798,000 or 9% in fiscal 1995 compared to 1994. The increase in 1996 resulted primarily from the move to the FleetCenter arena which has an increased seating capacity of approximately 4,400 seats as compared to the Boston Garden.
The increase in 1995 resulted primarily from an increase in ticket prices.

         Regular season television and radio rights fees revenues increased by $1,116,000 or 5% in fiscal 1996 compared to 1995 and $1,788,000 or 9% in fiscal 1995 compared to 1994. The increases are primarily the result of increases in the NBA's national broadcasting contracts.

         Other, principally promotional advertising revenues was flat in fiscal 1996 as compared to 1995 and increased by $2,242,000 or 43% in fiscal 1995 compared to 1994. The increase in fiscal 1995 is principally due to increased revenues from promotional activities ($1,721,000) and increased proceeds received from NBA properties from the licensing of novelty type products ($554,000).

         There were no playoff games played by the Boston Celtics in the 1995-96 season, accordingly, there were no playoff revenues or expenses in fiscal 1996. The Boston Celtics played two home playoff games in fiscal 1995 which resulted in $1,913,000 of revenue. Playoff revenues vary from year to year depending on the number of home games played and the availability of such games for local television broadcast, and playoff expenses vary depending on the number of games played.

         Team expenses decreased by $3,312,000 or 11% in fiscal 1996 compared to fiscal 1995 primarily as a result of decreased player compensation ($3,311,000) as a result of changes in team player personnel. Team expenses increased by $8,735,000 or 39% in fiscal 1995 compared to fiscal 1994 primarily as a result of increased player compensation ($8,965,000).

         Game expenses, primarily arena rental payments and the NBA assessment on gate receipts, decreased by $274,000 in fiscal 1996 compared to 1995 primarily as a result of the elimination of arena rental expense (a reduction of $1,146,000 from fiscal 1995) partially offset by an increase in NBA assessments due to the increased ticket revenues ($635,000). Game expenses increased by $119,000 or 4% in fiscal 1995 compared to 1994 primarily as a result of increased NBA assessments ($111,000) due to the increase in ticket revenues in fiscal 1995.

         Basketball playoff expense was $696,000 in fiscal 1995, primarily expenses related to the two home games played. There were no playoff games played in fiscal 1996 or 1994.

         General and administrative expenses increased $967,000 or 7% in fiscal 1996 compared to 1995 and $2,782,000 or 25% in fiscal 1995 compared to 1994. The increase in fiscal 1996 is primarily attributable to increased professional, consulting and legal expenses ($1,076,000), increased administrative salaries ($1,184,000) and increased management fees ($219,000) partially offset by reduced expense related to certain options to acquire units of partnership interest($1,322,000). The increase in fiscal 1995 is primarily attributable to increased expense related to certain options to acquire units of partnership interest($2,324,000) and increased administrative salaries ($584,000).

         Selling and promotional expenses increased $281,000 or 10% in fiscal 1996 compared to 1995 and $1,296,000 or 93% in fiscal 1995 compared to 1994. The increase in 1996 compared to 1995 is primarily attributable to increased net sponsorship costs. The increase in fiscal 1995 compared to 1994 is primarily attributable to increased promotional and sponsorship costs ($740,000) and increased salary costs ($476,000).

         Total depreciation increased $55,000 or 63% in fiscal 1996 compared to 1995 and $3,000 or 4% in fiscal 1995 compared to 1994. The increases in 1996 and 1995 are primarily attributable to additional depreciation related to additions to property and equipment and leasehold improvements in leased office space and at the FleetCenter.

         Interest expense decreased $2,687,000 or 30% in fiscal 1996 compared to 1995 and increased $5,061,000 or 126% in fiscal 1995 compared to 1994. The decrease in 1996 is a result of the payment of an $85,000,000 borrowing in July 1995 (reduction of $4,562,000) partially offset by the interest expense on the notes issued on the redemption of partnership units ($2,009,000). The increase in fiscal 1995 was primarily attributable to increased borrowings ($4,658,000 in 1995). In addition, the 1995 increase included the effect of an increase in interest rates ($359,000).

         The Partnership had interest income of $8,175,000 and $6,508,000 in fiscal 1996 and 1995, respectively. Interest income increased $1,667,000 or 26% in fiscal 1996 compared to 1995 and $4,160,000 or 177% in fiscal 1995 compared to 1994. The increases are attributable to interest earned on the short-term investment of larger amounts of available funds.

Liquidity and Capital Resources

         At June 30, 1996 the Partnership had approximately $5,982,000 of cash and cash equivalents, $46,764,000 of marketable securities and $78,723,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and notes related to redeemed partnership units (see Note O of notes to consolidated financial statements) and for general partnership purposes, working capital needs or for possible investments and/or acquisitions. The management of the General Partner from time to time reviews and evaluates investment and acquisition opportunities on behalf of the Partnership and investments and/or acquisitions may be made or consummated by the General Partner, on behalf of the Partnership, at such times and upon such prices and other terms as the General Partner deems to be in the best interests of the Partnership and all of its Unitholders.

         During the year ended June 30, 1996, a cash distribution of $1.50 per Unit was paid to the Unitholders of BCLP. Future distributions will be determined by the General Partner based among other things on available resources and the needs of the Partnership. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 1997.


Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

         See Item 14.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

General Partner

         The General Partner of the Partnership is Celtics, Inc., a Delaware corporation organized in 1986 (the "General Partner") which is wholly owned by Walcott Partners, L.P., a Gaston family partnership, and Paul R. Dupee, Jr. The Partnership's activities are managed and controlled by the General Partner.

         The General Partner of CLP is Boston Celtics Corporation (the "Basketball General Partner"). Paul E. Gaston, Don F. Gaston (Paul Gaston's father) and Paul R. Dupee, Jr. are the sole stockholders of the Basketball General Partner. CLP's activities are managed and controlled by the Basketball General Partner.

         The General Partner of BCCLP is Celtics Communications, Inc. (the "General Partner of the Broadcast Operations"). Paul E. Gaston, Don F. Gaston and Paul R. Dupee, Jr. are the sole stockholders of the General Partner of the Broadcast Operations. Prior to their sale, the Broadcast Operations' activities were managed and controlled by the General Partner of the Broadcast Operations.

         The interest of Alan Cohen in Celtics, Inc. was acquired by Walcott Partners L.P. and his interests in Boston Celtics Corporation and Celtics Communications, Inc. were acquired by Paul E. Gaston on August 30, 1995. See Note O of Notes to Consolidated Financial Statements for a description of these redemptions.

         Management  fee  obligations  of $1,565,000,  $2,334,000 and $2,873,942 applicable to Boston Celtics Corporation, general partner of CLP, and Celtics Communications, Inc., general partner of BCCLP and BCBLP were charged to operations during the years ended June 30, 1996, 1995, and 1994, respectively. Boston Celtics Corporation receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. Celtics Communications, Inc. received management fees from BCCLP (as a result of revenues generated by Radio Station WEEI AM-590)and BCBLP based on 2% percent of sales until these operations were sold in the years ended June 30, 1994 and 1996.

         In accordance with the partnerships' partnership agreements, each item of income, gain, loss and deduction is allocated and distributions are made to the partners and Unitholders in accordance with their respective percentage interests (excluding earnings of subsidiary corporate entities which are taxed directly).


Directors and Executive Officers

         The following table sets forth, for each of the directors and executive officers of the General Partner, and certain officers of the Basketball Subsidiary Partnership, his or her principal occupation, age and business experience during the past five years. All of the directors and officers are U.S. citizens and the business address of each is c/o Boston Celtics Limited Partnership, 151 Merrimac Street, Boston, Massachusetts 02114.


         Name                 Age                         Position
- -----------------------       ---       ----------------------------------------------

Paul E. Gaston                 39       Chairman of the Board
Paul R. Dupee, Jr.             53       Vice-Chairman of the Board
Stephen C. Schram              39       Director and President
Thomas M. Bartlett, Jr.        70       Executive V.P., Chief Financial Officer,
                                        Treasurer and Director (Retired effective
                                        June 30, 1996)
Richard G. Pond                36       Executive Vice President, Chief Financial
                                        Officer, Treasurer, Controller and Secretary
Don F. Gaston                  62       Director
Paula B. Gaston                62       Director
John H.M. Leithead             39       Director
John B. Marsh, III             39       Director
Arnold "Red" Auerbach          79       President of the Basketball Subsidiary
                                        Partnership
Michael L. "ML" Carr           44       Executive Vice President of Basketball
                                        Operations of the the Basketball Subsidiary
                                        Partnership
Jan Volk                       49       Executive Vice President and General Manager
                                        of the Basketball Subsidiary Partnership
Stuart Layne                   42       Executive Vice President of Marketing and
                                        Sales of the Basketball Subsidiary Partnership

         The General Partner has an Audit Committee composed of Mr. Leithead and Mr. Marsh, independent directors and Mr. Paul Gaston. The independent directors will be reimbursed for their expenses, and will receive directors' fees equal to $1,000 per month and $2,500 per meeting attended with respect to their services as directors of the General Partner. Messrs. Leithead and Marsh received $14,500 each in directors' fees in fiscal 1996. Directors are named by the stockholders of the general partner and serve until their successors are named. The General Partner's officers are appointed by, and serve at the discretion of, the Board of Directors.

         Mr. Paul E. Gaston succeeded his father, Don F. Gaston, as Chairman of the Board of the CLP General Partner in September 1993. He became Chairman of the Board of the General Partner of the Partnership in December 1992 and had been a Director since September 1992. Upon its formation in November 1992, he became Managing Director of Walcott Partners Limited Partnership, a Gaston family partnership whose investments include limited partnership interests in the Partnership and shares in Celtics, Inc., the General Partner of the Partnership. From inception in 1990 to June 1992 he was Co-chairman and since June 1992 has been Chairman of the Board of Directors of Celtics Communications, Inc., the general partner of Boston Celtics Communications Limited Partnership. Mr. Paul E. Gaston is the son of Don F. and Paula B. Gaston.

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

         Mr. Bartlett was named Executive Vice President and became a Director of the General Partner of the Partnership in December 1992. He has been a financial consultant, primarily to BCLP and to the Principal BCLP Holders, since January 1986 and has served as a Director of BCCLP General Partner since it inception in 1990. From October 1972 to December 1985, he was associated with Gulf & Western Industries, Inc., a diversified manufacturing, services and entertainment company, most recently as a Vice President. Prior to October 1972, he was a senior audit manager with the international accounting firm of Price Waterhouse. Effective June 30, 1996, Mr. Bartlett retired from his positions as Executive Vice President, Chief Financial Officer, Treasurer and Director.

         Mr. Pond was named Vice President, Controller and Secretary of the General Partner of the Partnership in December 1992. He has been employed by BCLP since July 1992. From July 1981 to June 1992, he was with the international accounting firm of Ernst & Young, most recently as a senior audit manager. Effective July 1, 1996, with the retirement of Mr. Bartlett, Mr. Pond assumed his responsibilities as Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

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

         Mr. Marsh became a director in September 1992. From 1985 to 1988 Mr. Marsh was a Vice President in the international arbitrage department of Merrill Lynch Pierce Fenner and Smith. From 1988 to 1991 he was a Vice President at Duetsche Bank Capital Corporation where he headed an international arbitrage securities trading group. From 1991 to 1995, he was Chief Executive Officer and President of Saicor Ltd., an investment banking firm specializing in emerging markets. Currently, Mr. Marsh is a Director of Trading and Sales with ABSA Securities, Inc., where he is an investment banker specializing in emerging markets.

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


Section 16(a) Beneficial Ownership Reporting Compliance
- -------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, require executive officers and directors of CI, the general partner of BCLP, to file reports pertaining to their beneficial ownership of the Units of BCLP with the Securities and Exchange Commission and the New York Stock Exchange when they are first elected, and to report (with certain exceptions) subsequent changes in their beneficial ownership of Units. In February 1994, each of the three (3) minor children of Paul E. Gaston, Chairman of the Board of CI, acquired 1,000 Units each (for an aggregate of 3,000 Units) of BCLP. In addition, in April of 1996, Mr. Gaston, his wife, and each of his three (3) minor children acquired 1,000 Units each (for an aggregate of 5,000 Units) of BCLP. Mr. Gaston filed late two (2) Form 4s reporting the aforementioned acquisitions of the Units of BCLP. In each case, the failure to make any filings required on Form 4 on a timely basis was inadvertent.


Item 11.  Executive Compensation
- --------------------------------

         The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the four most highly compensated executive officers of the Partnership whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Partnership during the last three fiscal years.

                                        Summary Compensation Table

                                                           Annual Compensation      Long Term Compensation Awards
                                                         -----------------------    -----------------------------
                                             Fiscal                                  Restricted
                                           Year Ended                                  Stock        Options/SARs
      Name and Principal Position           June 30,     Salary ($)    Bonus ($)     Awards ($)       (Units)
- ---------------------------------------    ----------    ----------    ---------     ----------     ------------

Paul E. Gaston                                1996         400,000         *              *              --
 Chief Executive Officer and Chairman         1995         400,000       828,112          --             --
 of the Board                                 1994         400,000     1,149,000          --          250,000

Stephen C. Schram                             1996         400,000     3,658,363  *       --             --
 Director and President                       1995         400,000       828,112          --             --
                                              1994         400,000     1,149,000          --          250,000

Thomas M. Bartlett, Jr.                       1996         300,000       150,000          --             --
 Executive Vice President, Chief              1995         300,000       150,000          --             --
 Financial Officer, and Treasurer             1994         250,000       125,000          --           30,000

Arnold "Red" Auerbach                         1996         250,000       100,000          --             --
 President of the Basketball Subsidiary       1995         250,000       100,000          --             --
 Partnership                                  1994         250,000         --             --             --

M.L. Carr                                     1996       1,000,000         --             --             --
 Executive Vice President of Basketball       1995         500,000         --             --             --
 Operations                                   1994          40,000         --             --             --

Jan Volk                                      1996         371,000         --             --             --
 Executive Vice-President and General         1995         346,000         --             --             --
 Manager                                      1994         321,000         --             --             --

- -------------------
<F1>  *   On June 28, 1996, the annual incentive  payment  arrangements  between BCLP and Messrs. Gaston and Schram were modified to permit each of them to elect to acquire Units of BCLP which contain certain significant  restrictions as to vesting and transferability (hereinafter the "Restricted Units") in lieu of cash payment.  Mr. Gaston elected to receive Restricted Units in lieu of the  $3,658,363  cash  incentive  compensation  payment  to  which  he  was entitled.  Mr.  Gaston did not receive a cash bonus for the year ended June
          30, 1996. Mr. Schram  elected to receive his payment in cash.  Based upon a written report received from an independent  employee  benefits  consultant regarding the  appropriate  discount to be applied,  the Audit Committee of the  Board of  Directors  of CI  awarded  234,886  Restricted  Units to Mr.
          Gaston.  Mr. Gaston,  who is a member of the Audit  Committee,  was recused from and did not participate in any of the Audit Committee's  deliberations pertaining to this matter.

                Aggregated Option Exercises and Option Values

                                                         Paul E. Gaston     Stephen C. Schram     Thomas M. Bartlett, Jr.
                                                         --------------     -----------------     -----------------------

Shares acquired on exercise (num)
                                                                 none                none                    none

Number of unexercised options at year end (num) (1):
  Exercisable                                                 200,000             200,000                  30,000
  Unexercisable                                                50,000              50,000                    none

Value of unexercised in the money options at year
 end ($) (2):
  Exercisable                                               2,350,000           2,350,000                 352,500
  Unexercisable                                               587,500             587,500                    none

- -------------------
<F1>  Options for 500,000 units become exercisable in installments as follows:

                                         Aggregate Amount of
             Period                      Option Exercisable
- ---------------------------------        -------------------

June 30, 1994 - June 29, 1995                     1%
June 30, 1995 - June 29, 1996                    60%
June 30, 1996 - June 29, 1997                    80%
June 30, 1997 - December 31, 2003               100%

Options for the remaining 30,000 units became exercisable June 30, 1995.

- -------------------
<F2> Represents the difference between the market price on June 30, 1996 and the exercise price on that date.

Employment and Consulting Agreements

The Partnership

          In August 1993, the Board of Directors of the General Partner of BCLP approved compensation arrangements and incentive plans for Paul E. Gaston, Chairman of the Board and Stephen C. Schram, President, respectively, of the Partnership. Mr. Gaston and Mr. Schram shall each be employed on an at will basis, with compensation at the rate of $400,000 per annum. The incentive plan, which is subject to annual review, provides that each of Mr. Gaston and Mr. Schram shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. During the years ended June 30, 1995 and 1994, annual incentive compensation payments in the amounts of $828,000 and $749,000, respectively, were made to Messrs. Gaston and Schram. As previously noted in the asterisk (*) footnote to the Summary Compensation Table supra, for the year ended June 30, 1996, Mr. Gaston did not receive a cash incentive compensation payment, but rather elected to receive an aggregate award of 234,866 Restricted Units of BCLP. Mr. Schram elected to receive his $3,658,363 incentive compensation payment for the year ended June 30, 1996 in cash.

          Under an agreement dated July 1, 1996, Thomas M. Bartlett, Jr. agreed to serve as a consultant to BCLP from July 1, 1996 through June 30, 2001. In return for Mr. Bartlett's services, he will receive an annual retainer of $200,000 payable in equal quarterly installments commencing July 1, 1996.

The Basketball Operations

          Under an agreement dated as of March 13, 1981, as amended, Red Auerbach has been retained to serve as a consultant to the Boston Celtics for the remainder of his life. For such services, Mr. Auerbach will receive compensation totaling $250,000 per year for his lifetime. In fiscal 1996 and 1995, Mr. Auerbach received bonus payments of $100,000. In the event of Mr. Auerbach's death, his wife shall be entitled to receive for the balance of her life monthly payments equal to those that would have otherwise been paid to Mr. Auerbach. Mr. Auerbach shall advise the Boston Celtics with respect to, among other things, the team's selections in the NBA college draft, evaluation of college and professional players and the performance of the team and the players for as long as he is physically able to perform such services.

          Under an agreement dated June 19, 1995, Michael L. (M. L.) Carr agreed to serve as Coach of the Boston Celtics and Executive Vice President of Basketball Operations of the Basketball Subsidiary through June 30, 1999 at an annual salary of $1,000,000.

          Under an agreement dated June 1, 1990, as amended September 21, 1994, David R. Gavitt agreed to serve as a consultant to the Basketball Subsidiary through May 31, 1998. In return for Mr. Gavitt's services, he will receive an annual salary at the rate of $300,000 through June 1997, $200,000 through June 1998, $100,000 through June 2000 and $50,000 through June 2001.

          Under the terms of an agreement effective as of July 1, 1995, Mr. Volk agreed to serve as General Manager of the Boston Celtics basketball operations through June 30, 1998 at a salary of $375,000 in fiscal 1996, rising to $425,000 in fiscal 1998.

          Under the terms of an agreement dated August 30, 1995, Alan Cohen agreed to serve as a consultant for the Basketball Subsidiary through August 30, 1998 at an annual retainer fee of $260,000.


Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

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

                                                         Percent of
         5% Unitholders,                  Number        Outstanding
     Directors and Officers              of Units        Units (1)
- ---------------------------------      ------------     -----------

Don F. Gaston and Paula B. Gaston        723,885(2)        12.2%
33 East 63rd Street
New York, New York 10021

Paul R. Dupee, Jr.                       780,000(4)        13.4
10 Wilton Row
London, England

Paul E. Gaston                         1,762,886(3)        29.4
33 East 63rd Street
New York, New York 10021

Stephen C. Schram                        200,900(5)         3.3
33 East 63rd Street
New York, New York 10022

Thomas M. Bartlett, Jr.                   30,000(5)         --
151 Merrimac Street
Boston, Massachusetts 02114

Arnold "Red" Auerbach                      5,000            --
151 Merrimac Street
Boston, Massachusetts 02114

Jan Volk                                   2,500            --
151 Merrimac Street
Boston, Massachusetts 02114

David R. Murphey, III                    493,200            8.3
Murphey Capital, Inc.
P.O. Box 18065
Tampa, Florida 33681-8065


All directors and officers as a
 group (9 persons)                     3,075,171           52.8

- -------------------
<F1> Percent of Outstanding  Units for a particular  Unitholder  will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.

<F2> Includes 320,000 Units held by Brookwood Investments Limited Partnership, a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner.

<F3> Includes  1,320,000  Units held by Walcott  Partners L. P., a Gaston family partnership, 200,000 units issuable upon exercise of options which are currently exercisable or become exercisable within a 60 day period after September 20, 1996 and 234,886 restricted units issued June 28, 1996. The General Partner of Walcott Partners L. P. is Draycott, Inc. wholly owned by Paul E. Gaston who is the only officer and director. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units.

<F4> Includes  320,000 Units held by Westbury  Partners L. P., a partnership  in which Paul R. Dupee Jr. is the 99% General Partner.

<F5> Represents  units  issuable  upon  exercise of options  which are currently exercisable or become exercisable within a 60 day period after September 20, 1996.

          Unless otherwise indicated, all parties have both exclusive voting and investing power.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

          In 1996, the Partnership reimbursed a subsidiary of Walcott Partners Limited Partnership ("Walcott") $240,896 for the business use since 1994 of an aircraft based on standard charter rates for comparable aircraft. Walcott is a Gaston family partnership. Paul E. Gaston is the Managing Director of Walcott. The reimbursement was reviewed and approved by the Audit Committee of the Board of Directors of CI, which is the general partner of BCLP. Paul E. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter.

                                     PART IV


Item 14. Exhibits, and Reports on Form 8-K
- ------------------------------------------

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

                         (kkkk)  --  Restricted Unit Agreement dated  June 28, 1996 between Boston Celtics Limited Partnership and
                                     Paul E. Gaston.



                         (llll)  --  Letter from Paul Gaston electing to accept all incentive compensation for 1996 in restricted units.

                         (mmmm)  --  Consulting agreement dated July 1, 1996 between
                                     Boston Celtics Limited Partnership and
                                     Thomas M. Bartlett Jr.

                   (11)              Statement Re: Computation of Earnings Per Unit
                                     for the years ending June 30, 1996, 1995 and 1994

- -------------------
<F1>   Incorporated  by reference from the exhibits  filed with the  Partnership's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).

<F2>   Incorporated by reference from exhibits filed with the Partnership's report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1987.

<F3>   Incorporated by reference from exhibits filed with the Partnerships' report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1988.

<F4>   Incorporated by reference from exhibits filed with the Partnership's report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1989.

<F5>   Incorporated  by reference from the exhibits  filed with the  Partnership's
       Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 1990.

<F6>   Incorporated  by reference  from the exhibits  filed with the  Registration
       Statement on Form S-1 of Boston Celtics Communications Limited Partnership and the Partnership filed under the Securities Act of 1933 (File No. 33-34768).

<F7>   Incorporated  by reference  from the exhibits filed with the Report on Form
       10-K of the Registrant filed with the Securities and Exchange Commission for the year ended June 30, 1990.

<F8>   Incorporated  by reference  from the exhibits filed with the Report on Form
       10-K of Boston Celtics Communications Limited Partnership filed with the Securities and Exchange Commission for the year ended December 31, 1990.

<F9>   Incorporated  by  reference  from the  exhibits  filed with Boston  Celtics
       Communications Limited Partnership's report on Form 8 filed with the Securities and Exchange Commission on April 15, 1991.

<F10>  Incorporated  by  reference  to the  exhibits  filed  with  Boston  Celtics
       Communications Limited Partnership report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1992.

<F11>  Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on January 22, 1993 (File No. 0-19324).




<F12>  Incorporated  by reference to the  exhibits  filed with the Boston  Celtics
       Communications Limited Partnership report on Schedule 13E-3 filed with the Securities and Exchange Commission on December 9, 1992.

          (b) Reports on Form 8-K filed in the fourth quarter of 1993: Form 8-K dated May 14, 1993.

          (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

          (d)  Financial  Statement  Schedules - The response to this portion of
               Item 14 is filed as part of this report.

<F13>  Incorporated  by reference  to the  exhibits  filed with the report on Form
       10-K/A Amendment No. 1 filed with the Securities and Exchange Commission on October 20, 1993 (File No. 0-19324).

<F14>  Incorporated  by reference  to the  exhibits  filed with the report on Form
       10-Q filed with the Securities and Exchange Commission on November 15, 1993 (File No. 0-19324).

<F15>  Incorporated  by reference  to the  exhibits  filed with the report on Form
       10-Q filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-19324).

<F16>  Incorporated  by reference  to the  exhibits  filed with the report on Form
       10-K filed with the Securities and Exchange Commission on September 28, 1994 (File No. 0-19324).

<F17>  Incorporated  by reference  to the  exhibits  filed with the report on Form
       10-Q filed with the Securities and Exchange Commission on November 14, 1994 (File No. 0-19324).

<F18>  Incorporated  by reference  to the  exhibits  filed with the report on Form
       10-Q filed with the Securities and Exchange Commission on February 14, 1995 (File No. 0-19324).

<F19>  Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on August 31, 1995 (File No. 0-19324).

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
                                CERTAIN EXHIBITS
                            YEAR ENDED JUNE 30, 1996

                       BOSTON CELTICS LIMITED PARTNERSHIP

                              BOSTON, MASSACHUSETTS

FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Boston Celtics Limited Partnership and subsidiaries are included in Item 8:

Consolidated Balance Sheets at June 30, 1996 and 1995.

Consolidated Statements of Income for each of the three years in the period ended June 30, 1996.

Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 1996.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1996.

Notes to Consolidated Financial Statements.

          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the required information has been disclosed in the footnotes to the Consolidated Financial Statements, or are not required under the related instructions or are inapplicable.

                         Report of Independent Auditors


To the General Partner
Boston Celtics Limited Partnership


We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP
                                        ---------------------------------------


Boston, Massachusetts
September 20, 1996

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                          June 30, 1996     June 30, 1995
                                                                          -------------     -------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $   5,982,128     $  39,563,015
  Marketable securities                                                      46,763,501        45,132,667
  Other short term investments                                               78,723,365        67,558,465
  Accounts receivable (less allowance for doubtful accounts $10,000
   in 1996 and 1995)                                                          3,777,729         3,213,175
  Note receivable                                                                               4,444,444
  Prepaid expenses                                                              656,396           402,954
  Other current assets                                                                          5,200,000
                                                                          -------------------------------
      TOTAL CURRENT ASSETS                                                  135,903,119       165,514,720

PROPERTY AND EQUIPMENT, net of depreciation of $526,469 in 1996
 and $385,575 in 1995                                                         1,184,813           846,418
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization of
 $2,005,120 in 1996 and $1,850,880 in 1995                                    4,164,461         4,318,701

OTHER INTANGIBLE ASSETS net of amortization of $36,621 in 1996 and
 $26,158 in 1995                                                                913,939           924,376
NET ASSETS OF DISCONTINUED OPERATIONS                                                           9,432,615
OTHER ASSETS                                                                  3,067,140         3,028,318
                                                                          -------------------------------
                                                                          $ 145,233,472     $ 184,065,148
                                                                          ===============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $  15,308,610     $  11,927,676
  Distribution payable                                                                          9,697,083
  Deferred game revenues                                                      4,629,704         6,645,562
  Ticket refunds payable                                                        111,711           120,908
  Federal and state income taxes payable                                        539,325         5,163,158
  Notes payable                                                              15,353,949
  Notes payable to bank                                                                        80,000,000
  Deferred compensation - current portion                                     4,345,367         4,927,999
                                                                          -------------------------------
      TOTAL CURRENT LIABILITIES                                              40,288,666       118,482,386










DEFERRED REVENUES - noncurrent portion                                          699,871         1,440,612
DEFERRED FEDERAL AND STATE INCOME TAXES                                      20,100,000         6,000,000
LONG-TERM DEBT - noncurrent portion                                          50,000,000        50,000,000
DEFERRED COMPENSATION - noncurrent portion                                   11,749,666        14,850,057
OTHER NON-CURRENT LIABILITIES                                                 5,875,000         4,023,750

MINORITY INTEREST IN BCBLP                                                                      4,988,790

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                                             284,422          (160,255)
    Limited Partners                                                         15,688,456       (15,690,191)
                                                                          -------------------------------
                                                                             15,972,878       (15,850,446)
  Celtics Limited Partnership - General Partner                                 (92,988)         (105,194)
  Boston Celtics Communications Limited Partnership - General Partner           640,379            96,791
  Boston Celtics Broadcasting Limited Partnership - Limited Partner                               138,402
                                                                          -------------------------------

      TOTAL PARTNERS' CAPITAL (DEFICIT)                                      16,520,269       (15,720,447)
                                                                          -------------------------------
                                                                          $ 145,233,472     $ 184,065,148
                                                                          ===============================


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                       Consolidated Statements of Income

                                                                                   For the Year Ended
                                                                     ----------------------------------------------
                                                                       June 30,         June 30,         June 30,
                                                                         1996             1995             1994
                                                                     ------------     ------------     ------------
Revenues:
  Basketball regular season -
    Ticket sales                                                     $ 35,249,625     $ 22,036,880     $ 20,238,531
    Television and radio broadcast rights fees                         22,071,992       20,956,405       19,168,268
    Other, principally promotional advertising                          7,458,651        7,418,487        5,176,618
  Basketball playoffs                                                                    1,913,481
                                                                     ----------------------------------------------
                                                                       64,780,268       52,325,253       44,583,417
                                                                     ----------------------------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                               27,891,264       31,203,697       22,468,500
    Game                                                                2,606,218        2,880,566        2,761,572
  Basketball playoffs                                                                      696,583
  General and administrative                                           15,053,333       14,085,982       11,304,284
  Selling and promotional                                               2,973,488        2,692,208        1,395,798
  Depreciation                                                            140,894           86,347           82,878
  Amortization of NBA franchise and other intangible assets               164,703          164,703          164,703
                                                                     ----------------------------------------------
                                                                       48,829,900       51,810,086       38,177,735
                                                                     ----------------------------------------------
                                                                       15,950,368          515,167        6,405,682
Interest expense, including $1,012,509 in 1996, $1,184,829
 in 1995 and $1,084,943 in 1994 related to deferred
 compensation obligations                                              (6,387,598)      (9,074,657)      (4,013,276)
Interest income                                                         8,175,184        6,507,902        2,347,691
Net revenue from league expansion                                                        7,113,665
Net proceeds from life insurance                                                                          5,592,143
Net realized and unrealized gains (losses) on disposition
 of assets and investments                                               (101,138)         110,254       (3,595,647)
                                                                     ----------------------------------------------
Income from continuing operations before income taxes                  17,636,816        5,172,331        6,736,593
Provision for (benefit from) income taxes                               1,850,000         (345,000)        (600,000)
                                                                     ----------------------------------------------
Income from continuing operations                                      15,786,816        5,517,331        7,336,593
Discontinued operations:
  Income from discontinued operations (less applicable income taxes
   of $30,000 in 1996, $7,095,000 in 1995 and $450,000 in 1994)            82,806       10,638,675        2,145,576
  Gain from disposal of discontinued operations (less applicable
   income taxes of $17,770,000 in 1996 and $3,150,000 in 1994))        38,330,907                        14,284,064
                                                                     ----------------------------------------------
Net income                                                             54,200,529       16,156,006       23,766,233
Net income applicable to interests of General Partners                  1,291,014          610,815          640,343
                                                                     ----------------------------------------------
Net income applicable to interests of Limited Partners               $ 52,909,515     $ 15,545,191     $ 23,125,890
                                                                     ==============================================

Per unit:
  Income from continuing operations                                  $       2.59     $       0.84     $       1.11
  Net income                                                         $       8.89     $       2.43     $       3.61

  Distributions declared                                             $       1.50     $       3.00     $       1.25

  Average units and unit equivalents outstanding throughout
   the period                                                           5,950,679        6,399,722        6,399,722


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
            Consolidated Statements of Partners' Capital (Deficit)

                                                                                                        Limited Partners
                                                                                                ---------------------------------
                                                                         Total                    Units                 Amount
                                                                     -------------              ---------            ------------
BALANCE AT JUNE 30,1993                                              ($28,125,838)              6,399,722            ($27,668,695)
Net income for the year ended June 30, 1994                            23,766,233                                      23,125,890
Distributions:
  Cash by Boston Celtics Limited Partnership to
    unitholders - $1.25 per unit                                       (8,080,903)                                     (7,999,653)
  Cash by Celtics Limited Partnership to Boston
    Celtics Corporation (General Partner's Share)                        (250,000)
  Declared by Boston Celtics Communications Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)            (150,000)
  26% of Celtics Communications, Inc.'s 1% interest in Boston
    Celtics Broadcasting Limited Partnership transferred to
    Minority Interest held by FTS Television, Inc.                         11,008
                                                                     ------------------------------------------------------------
BALANCE AT JUNE 30, 1994                                              (12,829,500)              6,399,722             (12,542,458)
Net income for the year ended June 30, 1995                            16,156,006                                      15,545,191
Distributions:
  Boston Celtics Limited Partnership to unitholders
    Cash - $1.50 per unit                                              (9,697,083)                                     (9,599,583)
    Declared - $1.50 per unit                                          (9,697,082)                                     (9,599,582)
  Cash by Boston Celtics Broadcasting Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)             (74,000)
  Cash by Celtics Limited Partnership to Boston
    Celtics Corporation (General Partner's Share)                        (165,000)
Purchase of 99% of General Partner's interest in
  Boston Celtics Communications Limited Partnership                        74,858
Unrealized gain on marketable securities                                  511,354                                         506,241
                                                                      -----------------------------------------------------------
BALANCE AT JUNE 30, 1995                                              (15,720,447)              6,399,722             (15,690,191)
Net income for the year ended June 30, 1996                            54,200,529                                      52,909,515
Distributions:
  Cash by Boston Celtics Limited Partnership to
    unitholders - $1.50 per unit                                       (8,547,925)                                     (8,461,917)
  Cash by Boston Celtics Broadcasting Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)            (152,887)
  Cash by Celtics Limited Partnership to Boston
    Celtics Corporation (General Partner's Share)                        (200,000)
Sale of General Partner's interest in Boston
  Celtics Broadcasting Limited Partnership                                 13,705
Purchase of Boston Celtics Limited Partnership
  units for the treasury                                              (16,306,546)               (758,444)            (16,306,546)
Issuance of Boston Celtics Limited Partnership
  units from the treasury                                               3,658,363                 234,886               3,658,363
Unrealized loss on marketable securities                                 (424,523)                                       (420,768)
                                                                      ===========================================================
BALANCE AT JUNE 30, 1996                                              $16,520,269               5,876,164             $15,688,456
                                                                      ===========================================================



                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
       Consolidated Statements of Partners' Capital (Deficit)(continued)
                                                                                        General Partners' Interests
                                                                        ------------------------------------------------------------
                                                                                             Boston Celtics          Celtics Limited
                                                                          Total            Limited Partnership         Partnership
                                                                        ----------         -------------------       ---------------

BALANCE AT JUNE 30,1993                                                 ($457,143)              ($279,732)               $ 38,828
Net income for the year ended June 30, 1994                               640,343                 233,595                 156,861
Distributions:
  Cash by Boston Celtics Limited Partnership to
    unitholders - $1.25 per unit                                          (81,250)                (81,250)
  Cash by Celtics Limited Partnership to Boston
    Celtics Corporation (General Partner's Share)                        (250,000)                                       (250,000)
  Declared by Boston Celtics Communications Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)            (150,000)
  26% of Celtics Communications, Inc.'s 1% interest in Boston
    Celtics Broadcasting Limited Partnership transferred to
    Minority Interest held by FTS Television, Inc.                         11,008
                                                                        ---------------------------------------------------------
BALANCE AT JUNE 30, 1994                                                 (287,042)               (127,387)                (54,311)
Net income for the year ended June 30, 1995                               610,815                 157,019                 114,117
Distributions:
  Boston Celtics Limited Partnership to unitholders
    Cash - $1.50 per unit                                                 (97,500)                (97,500)
    Declared - $1.50 per unit                                             (97,500)                (97,500)
  Cash by Boston Celtics Broadcasting Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)             (74,000)
  Cash by Celtics Limited Partnership to Boston
   Celtics Corporation (General Partner's Share)                         (165,000)                                       (165,000)
Purchase of 99% of General Partner's interest in
  Boston Celtics Communications Limited Partnership                        74,858
Unrealized gain on marketable securities                                    5,113                   5,113
                                                                        ---------------------------------------------------------
BALANCE AT JUNE 30, 1995                                                  (30,256)               (160,255)               (105,194)
Net income for the year ended June 30, 1996                             1,291,014                 534,440                 212,206
Distributions:
  Cash by Boston Celtics Limited Partnership to
    unitholders - $1.50 per unit                                          (86,008)                (86,008)
  Cash by Boston Celtics Broadcasting Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)            (152,887)
  Cash by Celtics Limited Partnership to Boston Celtics
    Corporation (General Partner's Share)                                (200,000)                                       (200,000)
Sale of General Partner's interest in Boston
  Celtics Broadcasting Limited Partnership                                 13,705
Purchase of Boston Celtics Limited Partnership
  units for the treasury
Issuance of Boston Celtics Limited Partnership
  units from the treasury
Unrealized loss on marketable securities                                   (3,755)                 (3,755)
                                                                        =========================================================
BALANCE AT JUNE 30, 1996                                                 $831,813                $284,422                ($92,988)
                                                                        =========================================================


                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
       Consolidated Statements of Partners' Capital (Deficit) (continued)
                                                                         General Partners' Interests
                                                                ---------------------------------------------
                                                                  Boston Celtics            Boston Celtics
                                                                  Communications             Broadcasting
                                                                Limited Partnership       Limited Partnership
                                                                --------------------      -------------------
BALANCE AT JUNE 30, 1993                                             ($152,760)               ($ 63,479)
Net income for the year ended June 30, 1994                            180,074                   69,813
Distributions:
  Cash by Boston Celtics Limited Partnership to
    unitholders - $1.25 per unit
  Cash by Celtics Limited Partnership to Boston
    Celtics Corporation (General Partner's Share)
  Declared by Boston Celtics Communications Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)         (150,000)
  26% of Celtics Communications, Inc.'s 1% interest in Boston
    Celtics Broadcasting Limited Partnership transferred to
    Minority Interest held by FTS Television, Inc.                                               11,008
                                                                     ----------------------------------
BALANCE AT JUNE 30, 1994                                              (122,686)                  17,342
Net income for the year ended June 30, 1995                            144,619                  195,060
Distributions:
  Boston Celtics Limited Partnership to unitholders
    Cash - $1.50 per unit
    Declared - $1.50 per unit
  Cash by Boston Celtics Broadcasting Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)                                   (74,000)
  Cash by Celtics Limited Partnership to Boston
    Celtics Corporation (General Partner's Share)
Purchase of 99% of General Partner's interest in
  Boston Celtics Communications Limited Partnership                     74,858
Unrealized gain on marketable securities
                                                                     ----------------------------------
BALANCE AT JUNE 30, 1995                                                96,791                  138,402
Net income for the year ended June 30, 1996                            543,588                      780
Distributions:
  Cash by Boston Celtics Limited Partnership to
    unitholders - $1.50 per unit
  Cash by Boston Celtics Broadcasting Limited Partnership
    to Celtics Communications, Inc. (General Partner's Share)                                  (152,887)
  Cash by Celtics Limited Partnership to Boston
    Celtics Corporation (General Partner's Share)
Sale of General Partner's interest in Boston
  Celtics Broadcasting Limited Partnership                                                       13,705
Purchase of Boston Celtics Limited Partnership
  units for the treasury
Issuance of Boston Celtics Limited Partnership
  units from the treasury
Unrealized loss on marketable securities
                                                                     ==================================
BALANCE AT JUNE 30, 1996                                              $640,379                 $      0
                                                                     ==================================

See notes to consolidated financial statements.





                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                   For the Year Ended
                                                                 -----------------------------------------------------
                                                                 June 30, 1996       June 30, 1995       June 30, 1994
                                                                 -------------       -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                 $  31,323,249       $  27,544,392       $ 19,946,664
    Television and radio broadcast rights fees                      19,908,800          20,344,641         20,139,546
    Other, principally promotional advertising                       8,424,038           6,382,803          4,688,551
  Basketball playoff receipts                                          360,895           2,278,100            289,000
                                                                 ----------------------------------------------------
                                                                    60,016,982          56,549,936         45,063,761
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                   26,066,875          24,632,232         21,363,042
    Game expenses                                                    2,481,007           2,880,566          2,762,205
  Basketball playoff expenses                                                              719,799                475
  General and administrative expenses                               13,996,805          13,069,984          8,338,554
  Selling and promotional expenses                                   1,333,238           2,544,114          1,400,122
                                                                 ----------------------------------------------------
                                                                    43,877,925          43,846,695         33,864,398
                                                                 ----------------------------------------------------
                                                                    16,139,057          12,703,241         11,199,363
Interest income                                                      9,553,938           4,692,024          2,579,097
Interest expense                                                    (4,624,043)         (8,044,898)        (2,669,306)
Ticket refunds paid                                                       (504)             (5,354)        (1,837,619)
Proceeds from league expansion                                       4,490,673           4,814,814
Payment of income taxes                                             (4,973,883)         (3,751,320)
Insurance proceeds received                                                                                17,000,000
Payment of deferred compensation                                    (5,226,095)         (3,624,319)        (3,504,319)
                                                                 ----------------------------------------------------
      NET CASH FLOWS FROM CONTINUING OPERATIONS                     15,359,143           6,784,188         22,767,216

      NET CASH FLOWS (USED BY) FROM DISCONTINUED OPERATIONS         (2,931,742)         23,981,166          2,916,965
                                                                 ----------------------------------------------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                      12,427,401          30,765,354         25,684,181






CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                          (55,272,268)        (76,285,589)       (66,542,982)
    Short term investments                                        (116,150,000)       (143,000,000)
  Proceeds from sales of:
    Marketable securities                                           53,355,561          54,237,041         64,274,412
    Short term investments                                         103,300,000          77,000,000
  Proceeds from issuance of option for acquisition of 26%
   ownership interest in BCBLP                                                                             14,850,000
  Proceeds from sale of WEEI                                                                                4,000,000
  Proceeds from the sale of BCBLP                                   79,200,000
  Cash portion of net assets of Boston Celtics Broadcasting
   Limited Partnership sold                                         (1,602,071)
  Capital expenditures                                                (796,424)           (769,431)          (769,398)
  Other receipts (expenditures)                                        293,503            (825,359)          (560,276)
                                                                 ----------------------------------------------------
      NET CASH (USED BY) FROM INVESTING ACTIVITIES                  62,328,301         (89,643,338)        15,251,756

      NET CASH FLOWS (USED BY) FROM OPERATING AND INVESTING
       ACTIVITIES                                                   74,755,702         (58,877,984)        40,935,937

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
               Consolidated Statements of Cash Flows (Continued)

                                                                                   For the Year Ended
                                                                 -----------------------------------------------------
                                                                 June 30, 1996       June 30, 1995       June 30, 1994
                                                                 -------------       -------------       -------------

CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                         85,000,000         15,000,000
  Payment of bank borrowings                                       (80,000,000)        (10,000,000)       (19,560,000)
  Purchase of Boston Celtics Limited Partnership units              (1,941,450)
  Purchase of interest in Boston Celtics Communications
   Limited Partnership from Celtics Communications Inc.                                   (792,000)
  Cash distributions:
    To Fox Television Stations, Inc. from Boston Celtics
     Broadcasting Limited Partnership                               (7,797,244)         (3,774,000)
    To limited partners of Boston Celtics Limited Partnership      (18,061,500)         (9,599,583)        (7,999,652)
    To General Partners                                               (536,395)           (486,500)          (331,250)
                                                                 ----------------------------------------------------
      NET CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES          (108,336,589)         60,347,917        (12,890,902)
                                                                 ----------------------------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (33,580,887)          1,469,933         28,045,035
Cash and cash equivalents at beginning of period                    39,563,015          38,093,082         10,048,047
                                                                 ----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   5,982,128       $  39,563,015       $ 38,093,082
                                                                 ====================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible subordinated note payable for
   25% interest in Boston Celtics Broadcasting Limited
   Partnership                                                   $  10,000,000
  Notes payable for acquisition of Boston Celtics Limited
   Partnership units                                             $  14,365,096
  Net non-cash assets of Boston Celtics Broadcasting Limited
   Partnership sold                                              $   9,517,608


See notes to consolidated financial statements.

Note A - Basis of Presentation

Boston  Celtics  Limited  Partnership  (the  "Boston  Celtics",  "BCLP"  or  the
"Partnership") a Delaware limited partnership, through Celtics Limited Partnership ("CLP"), its 99% owned limited partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association, and through BCCLP Holding Corporation ("Holdings"), a wholly owned subsidiary of BCLP, owns Celtics Capital Corporation ("CCC") (which holds investments) and through Celtics Investments Incorporated ("CII"), a wholly-owned subsidiary of BCLP, and itself owns a 99% limited partnership interest in Boston Celtics Communications Limited Partnership ("BCCLP") which owned a 99% limited partnership interest in Boston Celtics Broadcasting Limited Partnership ("BCBLP") until its sale on July 7, 1995 (BCBLP owned and operated Television Station WFXT - Channel 25 ("WFXT") of Boston, Massachusetts) and owned and operated Radio Station WEEI - 590 AM of Boston, Massachusetts until its sale on June 30, 1994. The General Partner of BCLP is Celtics, Inc. ("CI"); the General Partner of CLP is Boston Celtics Corporation ("BCC"); and the General Partner of BCCLP is Celtics Communications, Inc. ("CCI"). The General
Partners of BCLP, CLP and BCCLP are Delaware corporations whose sole stockholders are Paul Gaston, Paul Dupee, Don Gaston (father of Paul Gaston) and an affiliate. The consolidated financial statements include the accounts of the Partnership, CLP, Holdings, CCC, CII and their subsidiary partnerships. All intercompany transactions are eliminated in consolidation.

The agreement, which was initially disclosed in the Partnership's 1994 financial statements, between BCLP and Fox Television, Inc. ("FTS") pursuant to which FTS acquired BCBLP was closed on July 7, 1995, when FTS exercised its option (acquired in fiscal 1994 for $15,000,000) for the acquisition of a 26% interest in BCBLP, converted $10,000,000 of convertible debt for an additional 25% interest in BCBLP and purchased the remaining 49% interest in BCBLP for cash of $80,000,000. Accordingly the consolidated financial statements for 1995 and 1994 have been restated to present the results of operations of Television Station WFXT and Radio Station WEEI (sold June 30, 1994) as discontinued operations. For financial reporting purposes, the excess of the proceeds from the issuance of the option to FTS over the carrying value of the related 26% interest in BCLP and the gain on the sale of Radio Station WEEI are reported as Gain From Disposal of Discontinued Operations ($14,284,064 net of related income taxes of $3,150,000) in 1994. The gain from the conversion of the convertible note and sale of the remaining interest for cash ($38,330,907 net of related income taxes of $17,770,000) is included in income in 1996. Net assets of discontinued operations consisted of the following at June 30, 1995:


     Current assets:
       Accounts receivable                                                   $13,022,933
       Program broadcast rights - current portion                              7,301,340
       Prepaid expenses                                                          261,761
                                                                             -----------
           Total current assets                                               20,586,034
     Property and equipment, net of depreciation of $3,261,633                 1,657,936
     Program broadcast rights - non-current portion                           10,627,670
     Other intangible assets, principally network affiliation agreement        3,150,450
                                                                             -----------
                                                                              36,022,090
                                                                             -----------
     Current liabilities:
       Accounts payable and accrued expenses                                   1,479,045
       Program broadcast rights payable - current portion                      6,048,649
                                                                             -----------
           Total current liabilities                                           7,527,694
       Program broadcast rights payable  - noncurrent portion                  9,061,781
       Convertible subordinated note payable                                  10,000,000
                                                                             -----------
           Net assets of discontinued operations                             $ 9,432,615
                                                                             -----------

Pursuant to terms of the agreement, as amended, $15,288,714 of available cash (as defined) ($7,338,583 to BCCLP, $152,887 to CCI and $7,797,244 to FTS), was
distributed prior to the closing and the $10,000,000 convertible note was converted to a 25% interest in BCBLP at the closing.

Revenues of discontinued operations were $534,000, $51,897,000, and $38,295,000 for the years ended June 30, 1996, 1995 and 1994, respectively.



Note B - Significant Accounting Policies

Cash  Equivalents:   Cash  equivalents  represent  short-term  investments  with maturities at date of purchase of three months or less. Marketable securities represent investments with maturities greater than three months.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents, short-term investments, marketable securities and accounts receivable. The Partnership places its cash equivalents, short-term investments and marketable securities with highly rated financial institutions and United States government entities with relatively short maturities. The risk with respect to accounts receivable is limited due to the large number of customers comprising the Partnership's customer base their dispersion across many different industries and geographic areas and to the short payment terms. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been consistently within management's expectations.

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

Financial Instruments: Effective July 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". This Statement extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The carrying values reported in the Consolidated Balance Sheet for financial instruments approximate their fair values.

Franchise and Other Intangible Assets: These assets, consisting principally of the National Basketball Association franchise and other intangible assets are being amortized primarily on a straight-line basis over 40 years.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of from five to fifteen years using straight line or accelerated methods of depreciation as appropriate. Building and leasehold improvements are depreciated over the lesser of the remaining lives of the leases or the assets.

Accounting for the Impairment of Long-Lived Assets: Effective July 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121,
"Accounting  for the  Impairment  of  Long-Lived  Assets to be Disposed Of" (FAS
121). The Statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The adoption of FAS 121 had no material impact on the Partnership's financial position.

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

Stock Options: In October 1995, the Fiancial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 becomes effective for the Partnership for its fiscal year ended June 30, 1997. The Partnership has not decided whether it will apply the measurement principles contained in FAS 123 or continue to use the measurement principles contained in the currently effective Accounting Principles Board Opinion 25.

Income Taxes: No provision for income taxes is required by BCLP or, prior to their merger into Holdings in May 1993, for BCCLP or BCBLP. Their income and expenses have been or prior to the merger were taxable to or deductible to their partners. CCC, Holdings, and CII, wholly-owned subsidiary corporations of BCLP, are subject to income taxes and report their income tax provision, including income (losses) of subsidiary partnerships BCCLP and BCBLP, using the liability method in accordance with Financial Accounting Standards Board (the "Board") Statement 109, Accounting for Income Taxes (see Note M). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse. Although BCLP is considering strategies for exemption, under provisions of adopted legislation it may become taxable for income tax purposes as if it were a corporation effective July 1, 1998.

Net Income Per Unit: Net income per Unit is based upon the weighted average number of units outstanding each year plus any unit equivalents attributable to options, if material.

Note C - Marketable Securities and Other Short Term Investments

The following is a summary of marketable securities which are classified as available for sale securities:

                                                        Gross         Gross       Estimated
                                                      Unrealized    Unrealized       Fair
                                          Cost          Gains         Losses         Value
                                      -------------------------------------------------------
                                                          June 30, 1996
                                      -------------------------------------------------------

U. S. corporate securities            $  7,952,261     $    630     ($ 63,625)    $ 7,889,266
U. S. government securities             38,724,409      426,956      (277,130)     38,874,235
                                      -------------------------------------------------------
                                      $ 46,676,670     $427,586     ($340,755)    $46,763,501
                                      =======================================================

                                                          June 30, 1995
                                      -------------------------------------------------------

U. S. corporate securities            $  6,709,160     $118,313     ($  2,396)    $ 6,825,077
U. S. government securities             37,912,153      403,349        (7,912)     38,307,590
                                      -------------------------------------------------------
                                      $ 44,621,313     $521,662     ($ 10,308)    $45,132,667
                                      =======================================================

The gross realized gains on available-for-sale securities totaled $131,697 in 1996 and $76,140 in 1995 and $78,770 in 1996 and $63,328 in 1995, for U. S.
corporate securities and U. S. government securities respectively, and the gross realized losses totaled $310,150 in 1996 and $29,214 in 1995 for U. S. government securities and $1,455 in 1996 for U. S. corporate securities. The net adjustment to unrealized holding gains and losses on available-for-sale securities included as a separate component of Partners' Capital (Deficit) resulted in a loss of $424,523 in 1996 and a gain of $511,354 in 1995.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                      Estimated Fair
                                                        Cost              Value
                                                    ------------      --------------

   Due in one year or less                          $ 18,646,732       $ 19,052,705
   Due after one year through three years             15,802,642         15,675,528
   Due after three years                              12,227,295         12,035,268
                                                    -------------------------------
                                                    $ 46,676,669       $ 46,763,501
                                                    ================================

Other short term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no unrealized gains or losses at June 30, 1996.


Note D - Property and Equipment

Property and equipment are summarized as follows:

                                                         June 30,
                                                --------------------------
                                                   1996             1995
                                                ----------       ----------

Building and leasehold improvements             $1,333,932       $1,058,956
Furniture and fixtures                             377,350          173,037
                                                ---------------------------
                                                 1,711,282        1,231,993
Less accumulated depreciation                      526,469          385,575
                                                ---------------------------
Net property and equipment                      $1,184,813       $  846,418
                                                ===========================

Note E - Deferred Compensation and Other Compensation Arrangements

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:

        Years ending June 30, 1997                           $ 4,345,000
                              1998                             1,719,000
                              1999                             1,453,000
                              2000                             1,228,000
                              2001                             1,132,000
                              2002 and thereafter              6,218,000
                                                             -----------
                                                             $16,095,000
                                                             ===========

On June 28, 1996, the annual incentive payment arrangements between BCLP and Paul E. Gaston, Chairman of the Board of CI (which is the general partner of BCLP), were modified to permit him to elect to acquire Units of BCLP which contain certain significant restrictions as to vesting and transferability (hereinafter the "Restricted Units") in lieu of a cash payment. Mr. Gaston elected to receive Restricted Units in lieu of the $3,658,363 cash incentive compensation payment to which he was entitled. Mr. Gaston did not receive a cash bonus for the year ended June 30, 1996. Based on a written report received from an independent employee benefits consultant regading the appropriate discount to be applied, the Audit Committee of the Board of Directors of CI awarded 234,866 Restricted Units to Mr. Gaston. Mr. Gaston, who is a member of the Audit
Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter. The fair market value of the Restricted Units awarded to Mr. Gaston will not be deductible for tax purposes currently, however, they will be deductible in the taxable year in which the restrictions pertaining to those Restricted Units expire.

Note F - Notes Payable

Notes payable are comprised of:

                                                                 June 30,
                                                       -----------------------------
                                                          1996              1995
                                                       -----------       -----------

  Commercial bank borrowings -
    CLP                                                $50,000,000       $ 50,000,000
    BCCLP                                                                  80,000,000
  Convertible subordinated note payable                                    10,000,000
                                                       ------------------------------
                                                        50,000,000        140,000,000
  Less amount included in current liabilities                    0         80,000,000
                                                       ------------------------------
                                                       $50,000,000       $ 60,000,000
                                                       ==============================

The CLP balance represents the outstanding borrowings under a $50,000,000 loan with its commercial bank. The loan agreement as amended permits borrowings of up to $50,000,000 through December 31, 1997, with the available amount declining thereafter by $1,250,000 per quarter. The term of the loan extends through December 31, 2002. Interest is payable quarterly in arrears at a fixed annual rate of 6.35% from October 4, 1995 through December 31, 2002. Prior to October 4, 1995, the initial $30,000,000 borrowing bore interest at a fixed rate of 6.4% and borrowings in excess of the initial $30,000,000 bore interest at optional floating rates (7.375% and 4.875% at June 30, 1995 and 1994). Effective January 1, 1998, the agreement related to the loan requires quarterly payments of principal in the amount necessary to reduce the outstanding principal balance to equal the declining available borrowings, if necessary, together with interest. The borrowings under the bank loan are secured by all of the assets of and are the liability of CLP, the basketball subsidiary partnership.

The BCCLP balance represented the outstanding borrowings under an $85,000,000 financing agreement dated October 31, 1994 with the Partnership's commercial bank. The loan bore interest at a floating rate plus one percent (6.25% at June 30, 1995 and a weighted average interest rate of 6.85% from September 15, 1994 to June 30, 1995 ). The balance of the loan was repaid on July 7, 1995 concurrent with the sale of the remaining partnership interests in BCBLP to FTS.

The principal of the Convertible Subordinated Note Payable (the "Fox Note") was due in a single payment at May 11, 2000. The Fox Note bore interest at the rate of 10% per year payable semi-annually in arrears. The Convertible Subordinated Note Payable was converted into a 25% interest in BCBLP on July 7, 1995 (see Note A).

The agreement relating to the commercial bank borrowing includes various provisions and covenants customary in lending arrangements of this type including limitations on distributions to unitholders. Aggregate maturities of notes payable at June 30, 1996 are as follows:

        Years ending June 30, 1997                           $          0
                              1998                              2,500,000
                              1999                              5,000,000
                              2000                              5,000,000
                              2001                              5,000,000
                              2002 and thereafter              32,500,000

Interest charged to operations in connection with borrowings (including a BCBLP term loan with interest at optional floating rates (6.375% at June 30, 1994) from a commercial bank which was repaid during fiscal year 1995 and a $15,000,000 short-term loan with interest at 4% from the commercial bank borrowed and repaid during fiscal year 1994) were $3,366,000, $8,478,000, and $4,387,000 ($3,366,000, $7,890,000 and $2,872,000 from continuing operations) in the years ended June 30, 1996, 1995 and 1994, respectively.

Note G - Related Party Transactions

Management fee obligations of $1,565,000, $2,334,000 and $2,874,000 ($1,555,000,
$1,336,000 and $2,140,000 from continuing operations) applicable to Boston Celtics Corporation, general partner of CLP, and Celtics Communications, Inc., general partner of BCCLP and BCBLP were charged to operations during the years ended June 30, 1996, 1995 and 1994, respectively. Boston Celtics Corporation receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. Celtics Communications, Inc. received management fees from BCCLP and BCBLP (prior to its sale on July 7, 1995) based on a percentage of sales. The rates of these fees were 1% through December 31, 1992 and 2% thereafter.


Note H - Commitments and Contingencies

The Partnership has employment agreements with officers, coaches and players of the basketball team (CLP). Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. The basketball team players are covered by the terms of a collective bargaining agreement which expires on June 30, 2001. Amounts required to be paid under such contracts in effect as of September 20, 1996, including option years and $5,227,000 included in accrued expenses at June 30, 1996, but excluding amounts previously earned (see Note E - Deferred Compensation), are as follows:

        Years ending June 30, 1997                           $ 28,757,000
                              1998                             23,977,000
                              1999                             22,985,000
                              2000                             20,618,000
                              2001                              7,190,000

BCLP maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on BCLP's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

Lease commitments -
The Partnership and its subsidiaries are committed under noncancelable, long-term leases, substantially all of which are related to CLP, for certain of its facilities and equipment. Rent expense charged to operations during the years ended June 30, 1996, 1995 and 1994 were $282,000, $2,272,000, and
$2,746,000  ($282,000,  $1,667,000 and $1,507,000 from  continuing  operations), respectively. Minimum annual payments, including renewable option periods, required by these leases are:

        Years ending June 30, 1997                           $   315,000
                              1998                               290,000
                              1999                               304,000
                              2000                               319,000
                              2001                               334,000
                              2002 and thereafter              1,711,000

Note I - Options to Acquire Units of Partnership Interest

On December 31, 1993 the Partnership granted options to three employees to acquire 530,000 Limited Partnership Units of BCLP (Units) at the price of $16.25 per Unit less all cash distributions per Unit made by the Partnership from July 31, 1993 to the date of exercise. Options for 500,000 of such Units become exercisable in installments as follows:

                                                      Aggregate Amount of
                      Period                          Option Exercisable
        ----------------------------------            -------------------

        June 30, 1994 - June 29, 1995                           1%
        June 30, 1995 - June 29, 1996                          60%
        June 30, 1996 - June 29, 1997                          80%
        June 30, 1997 - December 31, 2003                     100%

Options for the remaining 30,000 Units became exercisable June 30, 1994. All of the options expire 10 years from the date of grant. In addition to exercising the right to purchase units pursuant to the options, a holder may exercise a Unit Appreciation Right, entitling the holder to receive an amount equal to the excess of the fair market value of a Unit, determined on the date of exercise over the exercise price of the related option on the date the Unit Appreciation Right was granted in which event options for an equivalent number of units will be canceled. In the sole discretion of the General Partner of BCLP payments of amounts payable pursuant to Unit Appreciation Rights may be made solely in Units, solely in cash, or in a combination of cash and Units. The compensation element of the options, $1,851,000, $3,174,000 and $850,000 in the years ended June 30, 1996, 1995 and 1994, respectively, is being charged to earnings ratably over the period from the date of grant until the date of exercise based on the difference between the exercise and market price of the optioned Units at the end of each quarter. The market price of Limited Units of BCLP on June 30, 1996 was $22.25.


Note J - Benefit Plans

Each of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $206,000, $375,000, and $220,000 ($206,000, $129,000 and $69,000 from continuing operations) during the years ended June 30, 1996, 1995 and 1994, respectively.

A subsidiary partnership, included in discontinued operations, participated in a multiemployer retirement plan covering certain union employees of the radio station. This subsidiary charged $79,000 to operations during the year ended June 30, 1994 for its share of plan costs.

Note K - Cash Flows

Reconciliations of net income to net cash flows from operating activities are as follows:

                                                                              Year Ended June 30,
                                                                 ---------------------------------------------
                                                                    1996             1995             1994
                                                                 -----------      -----------      -----------

Net income                                                       $54,200,529      $16,156,006      $23,766,233
Items not affecting cash flows from operating activities:
  Depreciation                                                       149,046          766,264        1,042,785
  Amortization                                                       166,211          343,695        1,166,765
  Provision for doubtful accounts                                                     185,193           75,954
  Increase in note issued on redemption of Partnership
   interest                                                          988,853
  Changes in -
    Accrued interest receivable                                    1,445,311       (1,815,877)          43,651
    Accounts receivable                                             (378,126)      (4,616,167)      (1,764,151)
    Notes receivable                                               4,444,444       (4,444,444)
    Accounts payable and accrued expenses                         (3,534,684)      10,972,665        4,553,349
    Ticket refunds payable                                            (9,197)          (5,354)        (932,383)
    Deferred compensation                                         (3,683,023)      (1,751,374)       9,803,180
    Deferred revenues                                             (2,756,599)       8,086,174
      Net realized and unrealized gains on disposition
       of assets and investments                                     101,138         (110,254)     (13,734,953)
    Minority interest in earnings of BCBLP                            27,391        6,853,486        1,710,079
    Gain on sale of BCBLP                                        (38,330,907)
    Other                                                           (402,986)         145,341          (46,328)
                                                                 ---------------------------------------------
Net cash flows from operating activities                         $ 12,427,401     $30,765,354      $25,684,181
                                                                 =============================================

The change in accounts receivable is after write-offs, net of recoveries, of $397,544 and $6,376 in 1995 and 1994, respectively.


Note L - Quarterly Results (Unaudited)

A summary of operating results, net income per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 1996 is set forth below (000's omitted):

                                                                               Quarter Ended
                                                          ------------------------------------------------------
                                                          September 30,    December 31,    March 31,    June 30,
                                                              1995            1995           1996         1996       Total
                                                          -------------    ------------    ---------    --------    -------

Year Ended June 30, 1996 -
Revenues                                                    $      0         $ 21,615       $34,062      $9,103     $64,780
Income (loss) from continuing operations                      (3,008)           8,649        10,913        (767)     15,787
Net income (loss)                                             36,205            7,849        10,913        (767)     54,200
Net income (loss) applicable to Limited Partners              35,301            7,707        10,677        (776)     52,909
Per Unit:
  Income (loss) from continuing operations
   applicable to Limited Partners                              ($.49)           $1.46         $1.84       ($.13)      $2.59
  Net income (loss) applicable to Limited Partners             $5.75            $1.33         $1.84       ($.13)      $8.89
  Distributions declared to BCLP unitholders:                                                             $1.50       $1.50

                                                                               Quarter Ended
                                                          ------------------------------------------------------
                                                          September 30,    December 31,    March 30,    June 30,
                                                              1994            1994           1995         1995       Total
                                                          -------------    ----------      ---------    --------    -------

Year Ended June 30, 1995 -
Revenues                                                    $      0         $ 16,927       $25,994      $9,404     $52,325
Income (loss) from continuing operations                      (3,727)             (64)        4,905       4,403       5,517
Net income (loss)                                             (2,115)           4,651         6,018       7,602      16,156
Net income (loss) applicable to Limited Partners              (2,125)           4,465         5,843       7,362      15,545
Per Unit:
  Income (loss) from continuing operations
   applicable to Limited Partners                              ($.57)           ($.01)         $.75        $.67        $.84
  Net income (loss) applicable to Limited Partners             ($.33)            $.70          $.91       $1.15       $2.43
  Distributions declared to BCLP unitholders:                                   $1.50                     $1.50       $1.50

Note M - Income Taxes

For financial reporting purposes a valuation allowance of $7.9 million was established in 1994 to reduce the deferred tax assets (principally related to intangibles) acquired in the merger to the amount considered realizable on a more likely than not basis. The allowance was eliminated in 1995 as a result of the closing of the agreement between BCLP and Fox Television, Inc. (see Note A - Basis of Presentation). Taxes related to the agreement have been provided as a component of income from discontinued operations. Components of deferred tax liabilities and assets, all of which relate to Holdings or its subsidiary partnerships BCCLP and BCBLP are at June 30:

                                                              1996            1995            1994
                                                           -----------     -----------     -----------

Deferred tax liabilities:
  Deposit related to issuance of option to acquire 26%
   partnership interest in BCBLP (tax over financial
   basis)                                                  $         0     $ 6,000,000     $ 6,000,000
  Financial basis in excess of tax basis of assets
   related to restructuring of ownership of BCCLP           20,100,000      11,000,000
                                                           -------------------------------------------
      Total deferred tax liabilities                        20,100,000      17,000,000       6,000,000
Deferred tax assets:
  Intangibles arising from acquisition of BCBLP in a
   merger accounted for as a transaction between
   entities under common control (tax over
   financial basis)                                                   0     11,000,000      11,000,000
  Valuation allowance for deferred tax assets                         0              0      (7,900,000)
                                                           -------------------------------------------
      Net deferred tax assets                                         0     11,000,000       3,100,000
                                                           -------------------------------------------
      Net deferred tax liability                           $ 20,100,000    $ 6,000,000     $ 2,900,000
                                                           ===========================================

At June 30, 1996 deferred taxes of $20,100,000 represent the tax effected the difference between the tax and financial statement basis of net assets of Holdings and CII.

At June 30, 1996 the tax basis of the net assets of BCLP and CLP exceeded their financial bases by approximately $48,860,000, consisting primarily of Deferred Compensation of $17,200,000, other compensation of $3,660,000 and the National Basketball Franchise of $28,000,000. A substantial part of the Deferred Compensation will be paid prior to July 1, 1998, when BCLP may become subject to federal income taxes. No deferred tax assets or liabilities have been provided for these differences because BCLP and CLP are not subject to income taxes.

The provision for income taxes included in the consolidated statement of income is comprised of state taxes currently payable of $800,000 and deferred of $3,800,000 and federal taxes currently payable of $2,550,000 and deferred of $12,500,000 for the year ended June 30, 1996, state taxes currently payable of $1,750,000 and federal taxes currently payable of $5,000,000 for the year ended June 30, 1995 and state taxes currently payable of $100,000 and deferred taxes, principally federal of $2,900,000 for the year ended June 30, 1994.

A reconciliation of the statutory federal income tax rate applied to reported pre-tax earnings of CII, CCC, Holdings, BCCLP and BCBLP ($60,252,000 in 1996 $23,400,000 in 1995 and $17,982,000 in 1994) before deduction of taxable minority interest ($6,800,000 in 1995 and $1,700,000 in 1994) to the effective tax rate of the provision is:

                                                                 1996             1995              1994
                                                                ------           ------            ------

Statutory federal income tax rate                                34.0%            34.0%             34.0%
State income taxes, net of federal tax benefit                    6.3              6.3               6.3
Benefit from elimination of valuation allowance on
  deferred tax assets                                                                              (20.7)
Income tax applicable to sale of BCBLP to
  FTS, Inc. charged to discontinued operations
  when the sale was realized (See Note A)                                        (11.7)
Benefit from recognition of deferred tax assets
  resulting from prior merger transaction                        (8.2)
Goodwill                                                                                            (2.8)
Other                                                              .5               .5              (0.1)
                                                                -----------------------------------------
Effective tax rate                                               32.6%            29.1%             16.7%
                                                                =========================================


Note N - Accounts Payable and Accrued Expenses

The balances include accrued compensation of $12,265,000 and $8,331,000 at June 30, 1996 and 1995 and accrued management fees of $805,000 and $586,000 due to the general partners of the Partnership and its subsidiaries at June 30, 1996 and 1995.

Note O - Redemption of Partnership Interest

On August 30, 1995 the Partnership redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in BCLP. The redeemed units were beneficially owned by a principal unitholder and his family. The principal unitholder received two notes from BCLP in exchange for 668,144 units acquired by BCLP from him. The two notes have an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired from him. The two notes which are due and payable on July 1, 2000 (unless prepaid earlier pursuant to mandatory prepayment provisions contained therein) also provide that the amounts to be paid to such unitholder pursuant to the terms of the notes will be increased by specified amounts on each July 1 during their term. If he holds the two notes until July 1, 2000 he would be entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes bear interest payable quarterly at the rate of 7.76% per annum. Interest of $2,008,909 was charged to operations in 1996 related to the notes. Under the terms of the redemption the principal unitholder's family members were paid $1,941,450 equal to $21.50 in cash for each of the 90,300 units acquired from them.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BOSTON CELTICS LIMITED PARTNERSHIP

                                       By:  Celtics, Inc., General Partner


Date:  September 27, 1996              By:  /s/ Stephen C. Schram
                                                --------------------------
                                                Stephen C. Schram
                                                Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title*                                   Date
- ----------------------------     ----------------------------------       -------------------

 /s/  Paul E. Gaston             Chairman of the Board and Director       September 27, 1996
      ----------------------
      Paul E. Gaston


 /s/  Don F. Gaston              Director                                 September 27, 1996
      ----------------------
      Don F. Gaston


 /s/                             Vice Chairman of the Board and
      ----------------------     Director
      Paul R. Dupee, Jr.


 /s/  Paula B. Gaston            Director                                 September 27, 1996
      ----------------------
      Paula B. Gaston


 /s/  John H.M. Leithead         Director                                 September 27, 1996
      ----------------------
      John H.M. Leithead


 /s/  John B. Marsh, III         Director                                 September 27, 1996
      ----------------------
      John B. Marsh, III




 /s/  Richard G. Pond            Executive Vice President, Chief          September 27, 1996
      ----------------------     Financial Officer and Chief
      Richard G. Pond            Accounting Officer

- -------------------
<F1> *   Title indicates position with General Partner.