Form 10-Q
period 1996-12-31
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1997-02-14
CIK 805009

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended December 31, 1996 Commission File No. 19324


                       Boston Celtics Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  04-2936516
--------------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


    151 Merrimac Street, Boston, MA                        02114
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)


                                 (617) 523-6050
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]       No  [ ]

The number of Units outstanding as of December 31, 1996 was 5,096,164 of Limited Partnership Interest.

                         Part I - Financial Information

Item I - Financial Statements

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                           Consolidated Balance Sheets


                                                                                    December 31,        June 30,
                                                                                        1996              1996
                                                                                    ------------      ------------
ASSETS                                                                              (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                                         $  11,526,626    $   5,982,128
  Marketable securities                                                                44,603,038       46,763,501
  Other short term investments                                                         48,298,120       78,723,365
  Accounts receivable (less allowance for doubtful accounts of $10,000 in
   December and in June)                                                                  986,700        3,777,729
  Deferred game costs                                                                   2,367,556
  Prepaid income taxes                                                                    532,895
  Prepaid expenses                                                                      1,020,212          656,396
                                                                                    ------------------------------
      TOTAL CURRENT ASSETS                                                            109,335,147      135,903,119

PROPERTY AND EQUIPMENT, net of depreciation of $623,439 in December and
 $526,469 in June                                                                       1,130,670        1,184,813
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization of
 $2,082,242 in December and $2,005,120 in June                                          4,087,341        4,164,461
OTHER INTANGIBLE ASSETS, net of amortization of $41,853 in December and
 $36,621 in June                                                                          908,707          913,939
OTHER ASSETS                                                                            2,351,073        3,067,140
                                                                                    ------------------------------
                                                                                    $ 117,812,938    $ 145,233,472
                                                                                    ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                             $   7,687,763    $  15,308,610
  Deferred game revenues                                                               14,373,248        4,629,704
  Ticket refunds payable                                                                  110,219          111,711
  Federal and state income taxes payable                                                                   539,325
  Notes payable                                                                        15,881,783       15,353,949
  Deferred compensation - current portion                                               1,910,977        4,345,367
                                                                                    ------------------------------
      TOTAL CURRENT LIABILITIES                                                        39,963,990       40,288,666

DEFERRED REVENUES - noncurrent portion                                                    699,871          699,871
DEFERRED FEDERAL AND STATE INCOME TAXES                                                20,100,000       20,100,000
LONG-TERM DEBT - noncurrent portion                                                    50,000,000       50,000,000
DEFERRED COMPENSATION - noncurrent portion                                             11,650,042       11,749,666
OTHER NON-CURRENT LIABILITIES                                                           6,349,377        5,875,000



PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                                                       237,868          284,422
    Limited Partners                                                                  (11,765,048)      15,688,456
                                                                                    ------------------------------
                                                                                      (11,527,180)      15,972,878
  Celtics Limited Partnership - General Partner                                           (63,586)        (92,988)
  Boston Celtics Communications Limited Partnership - General Partner                     640,424          640,379
                                                                                    ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                                     (10,950,342)      16,520,269
                                                                                    ------------------------------
                                                                                    $ 117,812,938    $ 145,233,472
                                                                                    ==============================

See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                        Consolidated Statements of Income
                                    Unaudited


                                                                             Six Months Ended              Three Months Ended
                                                                        ---------------------------    ---------------------------
                                                                        December 31,   December 31,    December 31,   December 31,
                                                                            1996           1995            1996           1995
                                                                        ------------   ------------    ------------   ------------

Revenues:
  Basketball regular season -
    Ticket sales                                                        $ 10,663,000   $ 11,670,000    $ 10,663,000   $ 11,670,000
    Television and radio broadcast rights fees                             7,074,000      7,185,000       7,074,000      7,185,000
    Other, principally promotional advertising                             2,893,000      2,760,000       2,893,000      2,760,000
                                                                        ----------------------------------------------------------
                                                                          20,630,000     21,615,000      20,630,000     21,615,000
                                                                        ----------------------------------------------------------

Costs and expenses:
  Basketball regular season -
    Team                                                                  11,245,000      8,543,000      11,245,000      8,543,000
    Game                                                                     713,000        787,000         713,000        787,000
  General and administrative                                               5,898,944      6,100,273       3,346,139      3,194,223
  Selling and promotional                                                  1,474,495      1,119,786       1,047,118        784,264
  Depreciation                                                                96,970         75,025          48,755         40,085
  Amortization of NBA franchise and other intangible assets                   82,352         82,352          41,176         41,176
                                                                        ----------------------------------------------------------
                                                                          19,510,761     16,707,436      16,441,188     13,389,748
                                                                        ----------------------------------------------------------
                                                                           1,119,239      4,907,564       4,188,812      8,225,252
Interest expense                                                          (3,041,773)    (2,721,108)     (1,433,226)    (1,349,298)
Interest income                                                            3,663,429      4,171,676       1,825,866      2,101,917
Net realized and unrealized gains on disposition of assets
 and investments                                                             395,356        182,506         262,287         20,910
                                                                        ----------------------------------------------------------
Income from continuing operations before income taxes                      2,136,251      6,540,638       4,843,739      8,998,781
Provision for income taxes                                                   800,000        900,000         300,000        350,000
                                                                        ----------------------------------------------------------
Income from continuing operations                                          1,336,251      5,640,638       4,543,739      8,648,781
Discontinued operations:
  Income from discontinued operations (less applicable income
   taxes of $30,000)                                                                         82,806                         30,000
  Gain from disposal of discontinued operations (less applicable
   income taxes of $17,770,000)                                                          38,330,907                       (830,000)
                                                                        ----------------------------------------------------------
Net income                                                                 1,336,251     44,054,351       4,543,739      7,848,781
Net income applicable to interests of General Partners                        42,515      1,046,032          99,757        141,549
                                                                        ----------------------------------------------------------
Net income applicable to interests of Limited Partners                  $  1,293,736   $ 43,008,319    $  4,443,982   $  7,707,232
                                                                        ==========================================================


Per unit:
  Income from continuing operations                                     $       0.22   $       0.91    $       0.76   $       1.46
  Net income                                                            $       0.22   $       7.05    $       0.76   $       1.33
  Average units outstanding throughout the period                          6,040,569      6,164,879       5,905,760      5,866,396



See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                           For the Six Months Ended
                                                                        ------------------------------
                                                                        December 31,      December 31,
                                                                            1996              1995
                                                                        -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                        $  25,023,087     $ 25,546,047
    Television and radio broadcast rights fees                              6,148,244        4,713,336
    Other, principally promotional advertising                              1,999,677        2,546,837
  Basketball playoff receipts                                                                  327,373
                                                                        ------------------------------
                                                                           33,171,008       33,133,593
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                          15,115,111       12,107,732
    Game expenses                                                             816,816        1,028,156
  General and administrative expenses                                      10,316,217        8,310,497
  Selling and promotional expenses                                          1,907,677        1,192,953
                                                                        ------------------------------
                                                                           28,155,821       22,639,338
                                                                        ------------------------------
                                                                            5,015,187       10,494,255
Interest expense                                                           (2,223,407)      (1,690,008)
Interest income                                                             3,288,426        4,154,761
Proceeds from league expansion                                                               4,490,673
Payment of income taxes                                                    (1,872,220)        (350,000)
Payment of deferred compensation                                           (2,807,430)      (3,373,785)
                                                                        ------------------------------
      NET CASH FLOWS FROM CONTINUING OPERATIONS                             1,400,556       13,725,896
      NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                               33,205
                                                                        ------------------------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                              1,400,556       13,759,101
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                                 (24,380,826)     (28,458,903)
    Short term investments                                               (388,300,000)     (37,600,000)
  Proceeds from sales of:
    Marketable securities                                                  27,051,250       23,643,373
    Short term investments                                                419,000,000       25,750,000
  Proceeds from the sale of BCBLP                                                           79,200,000
  Cash portion of net assets of Boston Celtics Broadcasting Limited
   Partnership sold                                                                         (1,602,071)
  Capital expenditures                                                        (44,558)        (410,084)
  Other receipts (expenditures)                                              (366,048)         260,754
                                                                        ------------------------------
      NET CASH FLOWS FROM INVESTING ACTIVITIES                             32,959,818       60,783,069
                                                                        ------------------------------

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                    Unaudited

                                                                           For the Six Months Ended
                                                                        ------------------------------
                                                                        December 31,      December 31,
                                                                            1996              1995
                                                                        -------------     ------------

      NET CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES               34,360,374       74,542,170

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of bank borrowings                                                               (80,000,000)
  Purchase of Boston Celtics Limited Partnership units                    (22,880,000)      (1,941,450)
  Cash distributions:
    To Fox Television Stations, Inc. from Boston Celtics
     Broadcasting Limited Partnership                                                       (7,950,131)
    To limited partners of Boston Celtics Limited Partnership              (5,935,876)      (9,697,083)
                                                                        ------------------------------
      NET CASH FLOWS USED BY FINANCING ACTIVITIES                         (28,815,876)     (99,588,664)
                                                                        ------------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  5,544,498      (25,046,494)
Cash and cash equivalents at beginning of period                            5,982,128       39,563,015
                                                                        ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  11,526,626     $ 14,516,521
                                                                        ==============================

Non-cash investing and financing activities:
  Conversion of convertible subordinated note payable for 25%
   interest in Boston Celtics Broadcasting Limited Partnership                            $ 10,000,000
  Notes payable for acquisition of Boston Celtics Limited
   Partnership units                                                                      $ 14,365,096
  Net non-cash assets of Boston Celtics Broadcasting Limited
   Partnership sold                                                                       $  9,517,608



See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
               BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
--------------------------------------------------------------------------------
Note 1 - Boston Celtics Limited Partnership (the "Boston Celtics", "BCLP" or the "Partnership") a Delaware limited partnership, through Celtics Limited Partnership ("CLP"), its 99% owned limited partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association, and through BCCLP Holding Corporation ("Holdings"), a wholly-owned subsidiary of BCLP, owns Celtics Capital Corporation ("CCC") (which holds investments) and through Celtics Investments Incorporated ("CII"), a wholly-owned subsidiary of BCLP, and itself owns a 99% limited partnership interest in Boston Celtics Communications Limited Partnership ("BCCLP") which owned a 99% limited partnership interest in Boston Celtics Broadcasting Limited Partnership ("BCBLP") until its sale on July 7, 1995. BCBLP owned and operated Television Station WFXT - Channel 25 ("WFXT") of Boston, Massachusetts and BCCLP owned and operated Radio Station WEEI - 590 AM ("WEEI") of Boston, Massachusetts until its sale on June 30, 1994. The General Partner of BCLP is Celtics, Inc. ("CI"); the General Partner of CLP is Boston Celtics Corporation ("BCC"); and the General Partner of BCCLP is Celtics Communications, Inc. ("CCI"). The General Partners of BCLP, CLP and BCCLP are Delaware corporations whose sole stockholders are Paul Gaston, Don Gaston (father of Paul Gaston) and an affiliate. The consolidated financial statements include the accounts of the Partnership, CLP, Holdings, CCC, CII and their subsidiary partnerships. All intercompany transactions are eliminated in consolidation.

Note 2 - On November 30, 1996, the Partnership, through its wholly-owned subsidiary CCC, acquired an aggregate of 780,000 units representing assignments of beneficial ownership of limited partnership interest in BCLP. The units were acquired from a principal unitholder and an entity which is an affiliate of the unitholder for an aggregate purchase price of $22,880,000, or $29.3333 for each unit acquired. The units acquired have been classified as treasury units and the purchase price has been recorded as a reduction of BCLP Limited Partners Capital (Deficit). Upon the acquisition of the units, the principal unitholder resigned from his positions as Vice Chairman of the Board and as a director of Celtics, Inc.

Note 3 - The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1996 and the Form 10-Q for the quarter ended September 30, 1996.

Note 4 - Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in Deferred game costs or Deferred game revenues on the consolidated Balance Sheets.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


--------------------------------------------------------------------------------
               BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
--------------------------------------------------------------------------------

General

      The Partnership had consolidated net income of $1,336,000, or $0.22 per unit, on revenues of $20,630,000 in the six months ended December 31, 1996, compared with consolidated net income of $44,054,000, or $7.05 per unit, on revenues of $21,615,000 in the six months ended December 31, 1995. Consolidated net income in the six months ended December 31, 1995 included a gain on the sale of BCBLP in the amount of $38,331,000 and income from this discontinued operation of $83,000. The Partnership had consolidated net income of $4,544,000, or $0.76 per unit, on revenues of $20,630,000 in the three months ended December 31, 1996, compared with consolidated net income of $7,849,000, or $1.33 per unit, on revenues of $21,615,000 in the three months ended December 31, 1995. The Partnership had consolidated cash flows from operating activities of $1,401,000 in the six months ended December 31, 1996 compared with consolidated cash flows from operating activities of $13,759,000 in the six months ended December 31, 1995.

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

      For financial reporting purposes, the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in November, the first quarter which ends on September 30th will generally include limited or no revenue and will reflect a loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Partnership will generally recognize approximately one-third of its annual regular season revenue in the second quarter, approximately one-half of such revenue in the third quarter and the remainder in the fourth quarter, and it will recognize any playoff revenue in the fourth quarter.


Results of Operations

      The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the six-month and three-month periods ended December 31, 1996 with the six-month and three-month periods ended December 31, 1995.

      The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played.

      Revenues from ticket sales recognized in income decreased $1,007,000 or 9% in the six-month and three-month periods ended December 31, 1996, compared to the same periods in 1995, as a result of decreased ticket sales ($612,000) as well as the result of the team having played one fewer game in the period ended December 31, 1996 than in 1995 ($395,000). Ticket prices were not increased for the 1996-1997 season.

      Television and radio revenues decreased $111,000 or 2% in the six-month and three-month periods ended December 31, 1996, compared to the same periods in 1995 as a result of the team having played one fewer game in the period ended December 31, 1996 than in 1995 ($262,000), partially offset by an increase in revenue from the national network and cable television rights agreements ($151,000).

      Other regular season revenues increased $133,000 or 5% in the six-month and three-month periods ended December 31, 1996 compared to the same periods in 1995 as a result of increased promotional income ($240,000) partially offset by the team having played one fewer game in the period ended December 31, 1996 than in 1995 ($107,000).

      Team expenses increased $2,702,000 or 32% in the six-month and three-month periods ended December 31, 1996 compared to the same periods in 1995 primarily as a result of a net increase in player compensation ($2,672,000) and other team expenses ($446,000), partially offset by the team having played one fewer game in the period ended December 31, 1996 than in 1995 ($416,000).

      Game expenses decreased $74,000 or 9% in the six-month and three-month periods ended December 31, 1996 compared to the same periods in 1995, primarily as a result of a decrease in league assessments ($41,000) as well as the team having played one fewer game in the period ended December 31, 1996 than in 1995 ($26,000).

      General and administrative expenses decreased $201,000 or 3% in the six-month period ended December 31, 1996 as compared to the same period in 1995 primarily as a result of a decrease in option expense ($295,000). General and administrative expenses increased $152,000 or 5% in the three-month period ended December 31, 1996 as compared to the same period in 1995 primarily as a result of an increase in option expense ($570,000), partially offset by decreases in professional expenses ($275,000) and personnel costs ($119,000).

      Selling and promotional expenses increased $355,000 or 32% in the six-month period ended December 31, 1996 and $263,000 or 34% in the three-month period ended December 31, 1996 as compared to the same periods in 1995 due to increases in salaries and other costs related to marketing and ticket sales ($260,000 in the six-month period and $186,000 in the three-month period), increased sponsorship costs ($58,000 in the six-month period) and increases in promotional and other general marketing expenses ($37,000 in the six-month period and $77,000 in the three-month period).

      Depreciation and amortization expenses increased $22,000 or 29% in the six-month period ended December 31, 1996 as compared to the same period in 1995 as a result of additions to property and equipment and leasehold improvements in leased office space and at the FleetCenter.

      Interest expense increased $321,000 or 12% in the six months ended December 31, 1996 and $84,000 or 6% in the three-month period ended December 31, 1996 compared to the same periods in 1995. The increase in the six-month period ended December 31, 1996 is primarily a result of a full six months of interest in 1996 on the August 30, 1995 notes payable related to the redemption of BCLP units as compared to four months of interest in 1995 (resulting in an increase of $232,000 in the six-month period ended December 31, 1996).

      Interest income decreased $508,000 or 12% in the six-month period ended December 31, 1996 and $276,000 or 13% in the three-month period ended December 31, 1996 compared to the same periods in 1995. The decreases are attributable to a reduced amount of available funds for short-term investment.


Liquidity and Capital Resources

      At December 31, 1996 the Partnership had approximately $12,000,000 of available cash, $45,000,000 of marketable securities and $48,000,000 of other short term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and notes payable related to redeemed partnership units and for general partnership purposes, working capital needs or for possible investments or acquisitions. Management of the Partnership from time to time reviews and evaluates investment and acquisition opportunities on behalf of the Partnership and investments or acquisitions may be made or consummated by the General Partner, on behalf of the Partnership, at such times and upon such prices and other terms as the General Partner deems to be in the best interests of the Partnership and all of its Unitholders. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through December 31, 1997.

      During the six months ended December 31, 1996, a cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on December 16, 1996 (declared November 18, 1996 to unitholders of record on
November 29, 1996). During the six months ended December 31, 1995, a cash distribution of $1.50 per unit was paid to unitholders of Boston Celtics Limited Partnership on July 21, 1995 (declared June 26, 1995 to unitholders of record on June 30, 1995). Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership.

                           Part II - Other Information


--------------------------------------------------------------------------------
               BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits -
Exhibit (11) - Statement re: computation of earnings per unit.

         Reports on Form 8-K -
The Partnership filed a Current Report on Form 8-K dated December 2, 1996 with respect to its acquisition of an aggregate of 780,000 units representing assignments of beneficial ownership of limited partnership interests in the Partnership.

                                    SIGNATURE


      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOSTON CELTICS LIMITED PARTNERSHIP
                                        (Registrant)

                                        By: Celtics, Inc., its General Partner


Dated:  February 14, 1997               By: /s/ Richard G. Pond
                                        ----------------------------------------
                                        Richard G. Pond
                                        Executive Vice President
                                          and Chief Financial Officer