Form 10-Q
period 1997-03-31
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1997-05-09
CIK 805009

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended March 31, 1997       Commission File No. 19324


                       Boston Celtics Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                04-2936516
-------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)


       151 Merrimac Street, Boston, MA                   02114
-------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip code)


                                 (617) 523-6050
-------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]           No  [ ]

The number of Units outstanding as of March 31, 1997 was 5,096,164 of Limited Partnership Interest.

                         Part I - Financial Information

Item I - Financial Statements

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                          Consolidated Balance Sheets

                                                                            March 31,          June 30,
                                                                              1997               1996
                                                                          -------------      -------------
                                                                           (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $   8,181,648      $   5,982,128
  Marketable securities                                                      37,316,541         46,763,501
  Other short term investments                                               48,913,333         78,723,365
  Accounts receivable (less allowance for doubtful accounts of
   $10,000 in March and in June)                                                764,184          3,777,729
  Deferred game costs                                                         4,428,097
  Prepaid income taxes                                                          332,895
  Prepaid expenses                                                            2,001,338            656,396
                                                                          --------------------------------
      TOTAL CURRENT ASSETS                                                  101,938,036        135,903,119

PROPERTY AND EQUIPMENT, net of depreciation of $666,099 in
 March and $526,469 in June                                                     874,576          1,184,813
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization
 of $2,120,800 in March and $2,005,120 in June                                4,048,781          4,164,461
OTHER INTANGIBLE ASSETS, net of amortization of $44,468 in
 March and $36,621 in June                                                      906,092            913,939
OTHER ASSETS                                                                  7,953,518          3,067,140
                                                                          --------------------------------
                                                                          $ 115,721,003      $ 145,233,472
                                                                          ================================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   7,236,634      $  15,308,610
  Deferred game revenues                                                      2,925,255          4,629,704
  Ticket refunds payable                                                        110,219            111,711
  Federal and state income taxes payable                                                           539,325
  Notes payable                                                              16,145,699         15,353,949
  Deferred compensation - current portion                                     1,804,365          4,345,367
                                                                          --------------------------------
      TOTAL CURRENT LIABILITIES                                              28,222,172         40,288,666

DEFERRED REVENUES - noncurrent portion                                          699,871            699,871
DEFERRED FEDERAL AND STATE INCOME TAXES                                      20,100,000         20,100,000
LONG-TERM DEBT - noncurrent portion                                          50,000,000         50,000,000
DEFERRED COMPENSATION - noncurrent portion                                   10,788,229         11,749,666
OTHER NON-CURRENT LIABILITIES                                                 7,083,438          5,875,000



PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                                             334,478            284,422
    Limited Partners                                                         (2,200,649)        15,688,456
                                                                           -------------------------------
                                                                             (1,866,171)        15,972,878
  Celtics Limited Partnership - General Partner                                  52,933            (92,988)
  Boston Celtics Communications Limited Partnership - General
   Partner                                                                      640,531            640,379
                                                                           -------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                            (1,172,707)        16,520,269
                                                                           -------------------------------
                                                                           $ 115,721,003     $ 145,233,472
                                                                           ===============================



See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                       Consolidated Statements of Income
                                   Unaudited

                                                                    Nine Months Ended               Three Months Ended
                                                               ----------------------------    ----------------------------
                                                                 March 31,       March 31,       March 31,       March 31,
                                                                   1997            1996            1997            1996
                                                               ------------    ------------    ------------    ------------
Revenues:
  Basketball regular season -
    Ticket sales                                               $ 27,523,000    $ 30,233,000    $ 16,860,000    $ 18,563,000
    Television and radio broadcast rights fees                   19,369,000      18,551,000      12,295,000      11,366,000
    Other, principally promotional advertising                    7,603,000       6,893,000       4,710,000       4,133,000
                                                               ------------------------------------------------------------
                                                                 54,495,000      55,677,000      33,865,000      34,062,000
                                                               ------------------------------------------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                         28,175,000      25,035,000      16,930,000      16,492,000
    Game                                                          2,153,000       2,025,000       1,440,000       1,238,000
  General and administrative                                      9,114,742      10,669,094       3,215,798       4,568,821
  Selling and promotional                                         3,309,145       2,150,549       1,834,650       1,030,763
  Depreciation                                                      139,630         135,496          42,660          60,471
  Amortization of NBA franchise and other intangible assets         123,527         123,527          41,175          41,175
                                                               ------------------------------------------------------------
                                                                 43,015,044      40,138,666      23,504,283      23,431,230
                                                               ------------------------------------------------------------
                                                                 11,479,956      15,538,334      10,360,717      10,630,770
Interest expense                                                 (4,459,947)     (4,056,778)     (1,418,174)     (1,335,670)
Interest income                                                   4,922,078       6,243,343       1,258,649       2,071,667
Net realized and unrealized gains on disposition of assets
 and investments                                                    400,204         179,023           4,848          (3,483)
                                                               ------------------------------------------------------------
Income from continuing operations before income taxes            12,342,291      17,903,922      10,206,040      11,363,284
Provision for income taxes                                        1,000,000       1,350,000         200,000         450,000
                                                               ------------------------------------------------------------
Income from continuing operations                                11,342,291      16,553,922      10,006,040      10,913,284
Discontinued operations:
  Income from discontinued operations (less applicable
   income taxes of $30,000)                                                          82,806
  Gain from disposal of discontinued operations (less
   applicable income taxes of $17,770,000)                                       38,330,907
                                                               ------------------------------------------------------------
Net income                                                       11,342,291      54,967,635      10,006,040      10,913,284
Net income applicable to interests of General Partners              258,035       1,282,746         215,520         236,714
                                                               ------------------------------------------------------------
Net income applicable to interests of Limited Partners         $ 11,084,256    $ 53,684,889    $  9,790,520    $ 10,676,570
                                                               ============================================================






Per unit:
  Income from continuing operations                            $       1.92    $       2.72    $       1.83    $       1.84
  Net income                                                   $       1.92    $       8.99    $       1.83    $       1.84
  Average units outstanding throughout the period                 5,773,306       5,970,396       5,349,685       5,804,917


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                     For the Nine Months Ended
                                                                  -------------------------------
                                                                    March 31,         March 31,
                                                                      1997              1996
                                                                  -------------      ------------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                  $  26,615,739      $ 27,643,129
    Television and radio broadcast rights fees                       15,152,558        13,696,098
    Other, principally promotional advertising                        5,661,903         6,112,470
                                                                  -------------------------------
                                                                     47,430,200        47,451,697
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                    27,930,313        20,429,292
    Game expenses                                                     1,902,806         2,271,221
  General and administrative expenses                                12,832,125        11,238,412
  Selling and promotional expenses                                    2,867,595         1,920,418
                                                                  -------------------------------
                                                                     45,532,839        35,859,543
                                                                  -------------------------------
                                                                      1,897,361        11,592,154
Interest expense                                                     (3,323,118)       (2,740,984)
Interest income                                                       5,129,937         7,406,523
Ticket refunds paid                                                      (1,492)
Proceeds from league expansion                                                          4,490,673
Payment of income taxes                                              (1,872,220)       (4,972,199)
Payment of deferred compensation                                     (3,814,344)       (4,149,350)
                                                                  -------------------------------
  NET CASH FLOWS FROM (USED BY) CONTINUING OPERATIONS                (1,983,876)       11,626,817
  NET CASH FLOWS USED BY DISCONTINUED OPERATIONS                                       (2,935,980)
                                                                  -------------------------------
  NET CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES                 (1,983,876)        8,690,837
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                           (30,996,438)      (42,696,996)
    Short term investments                                         (505,600,000)      (40,025,000)
  Proceeds from sales of:
    Marketable securities                                            40,466,725        40,388,248
    Short term investments                                          529,300,000        28,250,000
  Proceeds from the sale of BCBLP                                                      79,200,000
  Cash portion of net assets of Boston Celtics Broadcasting
   Limited Partnership sold                                                            (1,602,071)
  Capital expenditures                                                  (51,746)         (787,633)
  Other receipts (expenditures)                                        (119,269)        1,631,556
                                                                  -------------------------------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                           32,999,272        64,358,104
                                                                  -------------------------------

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
               Consolidated Statements of Cash Flows (Continued)
                                   Unaudited

                                                                     For the Nine Months Ended
                                                                  -------------------------------
                                                                    March 31,          March 31,
                                                                      1997               1996
                                                                  -------------      ------------
  NET CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES             31,015,396        73,048,941

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
  Payment of bank borrowings                                                          (80,000,000)
  Purchase of Boston Celtics Limited Partnership units              (22,880,000)       (1,941,450)
  Cash distributions:
    To Fox Television Stations, Inc. from Boston Celtics
     Broadcasting Limited Partnership                                                  (7,797,244)
    To limited partners of Boston Celtics Limited Partnership        (5,935,876)       (9,632,083)
    To General Partners                                                                  (217,887)
                                                                  -------------------------------
    NET CASH FLOWS USED BY FINANCING ACTIVITIES                     (28,815,876)      (99,588,664)
                                                                  -------------------------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,199,520       (26,539,723)
Cash and cash equivalents at beginning of period                      5,982,128        39,563,015
                                                                  -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   8,181,648      $ 13,023,292
                                                                  ===============================

Non-cash investing and financing activities:
  Conversion of convertible subordinated note payable for 25%
   interest in Boston Celtics Broadcasting Limited Partnership                       $ 10,000,000
  Notes payable for acquisition of Boston Celtics Limited
   Partnership units                                                                 $ 14,365,096
  Net non-cash assets of Boston Celtics Broadcasting Limited
   Partnership sold                                                                  $  9,517,608


See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------


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


Note 2 - The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1996 and the Forms 10-Q for the quarters ended September 30, 1996 and December 31, 1996.


Note 3 - Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in Deferred game costs or Deferred game revenues on the consolidated Balance Sheets.

Note 4 - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per unit and to restate all prior periods. Under the new requirements for calculating primary earnings per unit, the dilutive effect of rights to purchase units of Partnership interest will be excluded. The impact is expected to result in an increase in primary income from continuing operations per unit for the nine months ended March 31, 1997 and March 31, 1996 of $0.08 and $0.07 per unit, respectively, and is expected to result in an increase in primary net income per unit for the nine months ended March 31, 1997 and March 31, 1996 of $0.08 and $0.26, respectively. The impact is expected to result in an increase in primary income from continuing operations per unit and primary net income per unit for the three months ended March 31, 1997 and March 31, 1996 of $0.09 and $0.05 per unit, respectively. The impact of Statement 128 on the calculation of fully diluted income from continuing operations per unit for these quarters is not expected to be material.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------
General

      The Partnership had consolidated net income of $11,342,000, or $1.92 per unit, on revenues of $54,495,000 in the nine months ended March 31, 1997, compared with consolidated net income of $54,968,000, or $8.99 per unit, on revenues of $55,677,000 in the nine months ended March 31, 1996. Consolidated net income in the nine months ended March 31, 1996 included a gain on the sale of BCBLP in the amount of $38,331,000 and income from this discontinued operation of $83,000. The Partnership had consolidated net income of $10,006,000, or $1.83 per unit, on revenues of $33,865,000 in the three months ended March 31, 1997, compared with consolidated net income of $10,913,000, or $1.84 per unit, on revenues of $34,062,000 in the three months ended March 31, 1996. The Partnership had consolidated cash flows used by operating activities of $1,984,000 in the nine months ended March 31, 1997 compared with consolidated cash flows from operating activities of $8,691,000 in the nine months ended March 31, 1996. The decrease in cash flows from operating activities is primarily due to increased payments for team expenses ($7,501,000) and the receipt in the nine months ended March 31, 1996 of league expansion payments ($4,491,000) partially offset by a reduction in income tax payments ($3,100,000).

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


Results of Operations

      The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the nine-month and three-month periods ended March 31, 1997 with the nine-month and three-month periods ended March 31, 1996.

      The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played.

      Revenues from ticket sales recognized in income decreased $2,710,000 or 9% in the nine-month period ended March 31, 1997 compared to the same period in 1996 as a result of decreased ticket sales. Revenues from ticket sales recognized in income decreased $1,703,000 or 9% in the three-month period ended March 31, 1997 compared to the same period in 1996 as a result of decreased ticket sales ($2,083,000), partially offset by the result of the team having played one more game in the three-month period ended March 31, 1997 than in 1996 ($380,000). Ticket prices were not increased for the 1996-1997 season.

      Television and radio revenues increased $818,000 or 4% in the nine-month period ended March 31, 1997, compared to the same period in 1996 as a result of an increase in revenue from the national network and cable television rights agreements. Television and radio revenues increased $929,000 or 8% in the three-month period ended March 31, 1997 compared to the same period in 1996 as a result of an increase in revenue from the national network and cable television rights agreements ($660,000) as well as the team having played one more game in the three-month period ended March 31, 1997 than in 1996 ($269,000).

      Other regular season revenues increased $710,000 or 10% in the nine-month period ended March 31, 1997 compared to the same period in 1996 as a result of increased promotional income. Other regular season revenues increased $577,000 or 14% in the three-month period ended March 31, 1997 compared to the same period in 1996 as a result of increased promotional income ($471,000) as well as the team having played one more game in the three-month period ended March 31, 1997 than in 1996 ($106,000).

      Team expenses increased $3,140,000 or 13% in the nine-month period ended March 31, 1997 compared to the same period in 1996 primarily as a result of increases in player compensation ($2,066,000) and other team expenses ($1,074,000). Team expenses increased $438,000 or 3% in the three-month period ended March 31, 1997 compared to the same period in 1996 primarily as a result of increases in player compensation and the team having played one more game in the three-month period ended March 31, 1997 than in 1996.

      Game expenses increased $128,000 or 6% in the nine-month period ended March 31, 1997 compared to the same period in 1996, primarily as a result of an increase in game production expenses. Game expenses increased $202,000 or 16% in the three-month period ended March 31, 1997 compared to the same period in 1996 as a result of an increase in game production expenses ($176,000) as well as the team having played one more game in the three-month period ended March 31, 1997 than in 1996 ($26,000).

      General and administrative expenses decreased $1,554,000 or 15% in the nine-month period ended March 31, 1997 as compared to the same period in 1996 primarily as a result of a decrease in personnel costs ($1,123,000) and professional expenses ($535,000). General and administrative expenses decreased $1,353,000 or 30% in the three-month period ended March 31, 1997 as compared to the same period in 1996 primarily as a result of a decrease in personnel costs ($1,006,000) and professional expenses ($368,000).

      Selling and promotional expenses increased $1,159,000 or 54% in the nine-month period ended March 31, 1997 as compared to the same period in 1996 due to increases in salaries and other costs related to marketing and ticket sales ($252,000), increased sponsorship costs ($507,000) and increases in promotional and other general marketing expenses ($399,000). Selling and promotional expenses increased $804,000 or 78% in the three-month period ended March 31, 1997 as compared to the same period in 1996 due to increases in sponsorship costs ($440,000) and promotional and other general marketing expenses ($364,000).

      Interest expense increased $403,000 or 10% in the nine months ended March 31, 1997 and $83,000 or 6% in the three-month period ended March 31, 1996 compared to the same periods in 1996. The increase in the nine-month period ended March 31, 1997 is primarily a result of a full nine months of interest in 1997 on the August 30, 1995 notes payable related to the redemption of BCLP units as compared to seven months of interest in 1996 (resulting in an increase of $253,000 in the nine-month period ended March 31, 1997).

      Interest income decreased $1,321,000 or 21% in the nine-month period ended March 31, 1997 and $813,000 or 39% in the three-month period ended March 31, 1997 compared to the same periods in 1996. The decreases are attributable to a reduced amount of available funds for short-term investment.


Liquidity and Capital Resources

      At March 31, 1997 the Partnership had approximately $8,182,000 of available cash, $37,317,000 of marketable securities and $48,913,000 of other short term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and notes payable related to redeemed partnership units and for general partnership purposes, working capital needs or for possible investments or acquisitions. Management of the Partnership from time to time reviews and evaluates investment and acquisition opportunities on behalf of the Partnership and investments or acquisitions may be made or consummated by the General Partner, on behalf of the Partnership, at such times and upon such prices and other terms as the General Partner deems to be in the best interests of the Partnership and all of its Unitholders. Management believes that its cash, cash equivalents and marketable securities together with cash from operations will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through March 31, 1998.

      During the nine months ended March 31, 1997, a cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on December 16, 1996 (declared November 18, 1996 to unitholders of record on November 29, 1996). During the nine months ended March 31, 1996, a cash distribution of $1.50 per unit was paid to unitholders of Boston Celtics Limited Partnership on July 21, 1995 (declared June 26, 1995 to unitholders of record on June 30, 1995). Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership.

                          Part II - Other Information

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------


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



                       BOSTON CELTICS LIMITED PARTNERSHIP
                                  (Registrant)

                     By: Celtics, Inc., its General Partner



Dated:  May 9, 1997                   By: /s/ Richard G. Pond
                                      ------------------------------------
                                      Richard G. Pond
                                      Executive Vice President and
                                       Chief Financial Officer