Form 10-K
period 1997-06-30
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1997-09-26
CIK 805009

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                     10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

     For the fiscal year ended                    Commission file number
-----------------------------------        ------------------------------------
           June 30, 1997                                  19324

                       Boston Celtics Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   04-2936516
-----------------------------------        ------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

151 Merrimac Street, Boston, Massachusetts                    02114
------------------------------------------        -----------------------------
 (Address of principal executive offices)                   (Zip Code)

                                 (617) 523-6050
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
        Title of each class                        on which registered
-----------------------------------        ------------------------------------
 Units Representing Assignments of               New York Stock Exchange
  Beneficial Ownership of Limited                 Boston Stock Exchange
       Partnership Interests

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                               (Title of Class)

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

The aggregate market value of the 2,803,493 Units held by non-affiliates of the Registrant as of September 19, 1997 was approximately $69,036,000, based on the closing price of the Units on the New York Stock Exchange on that date of $24.625 per Unit.

       As of September 19, 1997, there were 5,346,164 Units outstanding.



                      BOSTON CELTICS LIMITED PARTNERSHIP
                         1997 FORM 10-K ANNUAL REPORT
                                     INDEX


                                     PART I

                                                                              Page
                                                                              ----

Items 1.
  and 2.  Business and Properties.............................................  1
Item  3.  Legal Proceedings...................................................  6
Item  4.  Submission of Matters to a Vote of Security Holders.................  6


                                    PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................  7
Item  6.  Selected Financial Data.............................................  8
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................  9
Item  8.  Financial Statements and Supplementary Data......................... 11


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................. 12
Item 11.  Executive Compensation.............................................. 15
Item 12.  Security Ownership of Beneficial Owners and Management.............. 18
Item 13.  Certain Relationships and Related Transactions...................... 18


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 20
Signatures ................................................................... 49

                                    PART I
                                    ------


Items 1 and 2. Business and Properties
--------------------------------------

General

      Boston Celtics Limited Partnership ("BCLP" or the "Partnership"), a Delaware limited partnership, owns 99% of Celtics Limited Partnership ("CLP"), which in turn owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP also wholly owns BCCLP Holding Corporation ("Holdings"), which in turn wholly owns Celtics Capital Corporation ("CCC"). CCC holds investments of funds derived from the sale by Boston Celtics Broadcasting Limited Partnership
("BCBLP")  of  Television  Station  WXFT  -  Channel  25  ("WFXT")  of  Boston,
Massachusetts in July 1995 and Radio Station WEEI - 590 AM of Boston, Massachusetts ("WEEI") in June 1994. BCBLP was indirectly owned by BCLP and Celtics Investments, Inc. ("CII"), BCLP's wholly-owned subsidiary.

      BCLP's General Partner is Celtics, Inc. ("CI"); CLP's General Partner is Boston Celtics Corporation ("BCC"); BCCLP's General Partner is Celtics Communications, Inc. ("CCI"). Each of CI, BCC and CCI is a Delaware corporation whose sole stockholders are Paul Gaston, Don Gaston (father of Paul Gaston) and Walcott Partners, L.P. ("Walcott"), an affiliate of the Gaston family. Paul Dupee's interest in CI was acquired by Walcott, and his interests in BCC and CCI were acquired by Paul Gaston on November 30, 1996.


Basketball Operations

      The Partnership, through CLP, owns and operates the Boston Celtics professional basketball team of the NBA. The following table summarizes the performance of the Boston Celtics during the past 15 basketball seasons:

                        Regular
           Regular    Season Place
           Season     of Finish in
Season     Record       Division                   Playoff Results
-------    -------    ------------    ------------------------------------------

1996-97     15-67       Seventh       --
1995-96     33-49       Fifth         --
1994-95     35-47       Third         Lost in First Round of Conference Playoffs
1993-94     32-50       Fifth         --
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

      Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:

                           Contribution to Revenues
                                (in thousands)
------------------------------------------------------------------------------
   Year
  Ended                              Television, Cable      Other      Total
 June 30,        Ticket Sales            and Radio         Sources    Revenues
---------    --------------------   --------------------   -------    --------
              Regular                Regular
             Season(1)   Playoffs   Season(2)   Playoffs
             ---------   --------   ---------   --------

   1997       $31,813                $23,269                $7,916    $62,998
   1996        35,249                 22,072                 7,459     64,780
   1995        22,037     $1,518      20,956      $395       7,419     52,325

<F1>  Includes proceeds from exhibition games.

<F2>  Includes  the Boston  Celtics'  share of revenues  under the NBA national television contracts.

      The operations and financial results of the Boston Celtics are seasonal. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

      Ticket Sales. The Boston Celtics play an equal number of home games and away games during the 82-game NBA regular season. In addition, the Boston Celtics play eight exhibition games prior to the commencement of the regular season. Under the NBA Constitution and By-laws, the Boston Celtics receive all revenues from the sale of tickets to regular season home games (subject to the NBA gate assessment) and no revenue from the sale of tickets to regular season away games. Generally, the Boston Celtics retain all revenues from the sale of tickets to home exhibition games played in Boston as well as certain ticket revenues from home exhibition games played at neutral sites. Under certain circumstances, the Boston Celtics pay appearance fees to the visiting team for exhibition games, and likewise the team may receive appearance fees for exhibition games played elsewhere.

      Effective with the 1995-1996 season, all Boston Celtics regular season home games are played in the FleetCenter, an arena located in downtown Boston. The seating capacity of the FleetCenter is approximately 19,300 as compared to a seating capacity of 14,890 at the Boston Celtics prior home arena, the Boston Garden. The policy of the Boston Celtics during the last several years has been to limit the number of season tickets so that some tickets are available on a per game basis. During the 1996-1997 season, approximately 13,000 season tickets were sold, as compared to 15,000 in the 1995-96 season and 12,700 in 1994-95 season.

      Television, Cable and Radio Broadcasting. The Partnership and the NBA license the television and radio broadcast rights to Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company (the "NBC agreement"), and Turner Network Television, Inc., an affiliate of Turner Broadcasting (the "TNT agreement"). Each of the NBA member teams shares equally in these license fees. In addition, the Partnership licenses the local over the air rights to broadcast away games under an agreement with Gillett Communications of Boston, Inc. (subsequently assigned to Paramount Communications), licensee of Television Station UPN 38, WSBK-TV (the "WSBK agreement") and licenses the cable rights to broadcast home games to Sportschannel New England Limited Partnership (the "Sportschannel agreement"). The Partnership licenses the rights to broadcast all games on radio under an agreement with American Radio Systems, Inc., licensee of Radio Station WEEI - 850AM (the "ARS agreement"). The NBC, TNT and WSBK agreements extend through the 1997-98 season. The Sportschannel agreement extends through the 1998-99 season, with a right to an additional extension by Sportschannel through the 2000-01 season. The ARS agreement extends through the 1999-2000 season. There can be no assurance that the Partnership or the NBA, upon expiration of the aforementioned agreements, will be able to enter into new agreements on terms as favorable as those in the current agreements.

      Generally, these agreements provide for the broadcast of a specified number of games (pre-season, regular season and playoff games) at specified rights fees, which in some cases increase over the term of the contract and in some cases provide for revenue sharing, per game. The national agreements provide that the licensee identify the games which it wishes to broadcast and the local rights agreements provide for the preemption of games broadcast under the national license agreements.

      The NBC agreement accounted for approximately 11% ($6,896,552) and 10% ($6,552,000) of the Partnership's total revenues for the years ended June 30, 1997 and 1996, respectively. No other agreement accounted for as much as 10% of the Partnership's total revenues for the years ended June 30, 1997, 1996 and 1995.

      Other Sources. Other sources of revenues for the basketball operations include promotional and novelty revenues, including royalties from NBA Properties, Inc. ("NBA Properties"). NBA Properties is a corporation organized in 1967 to which each NBA member has assigned the exclusive rights to the merchandising of its team name, insignia and other similar properties to the extent such rights were not previously assigned to others prior to the formation of NBA Properties. NBA Properties pays royalties to each NBA team in consideration of the receipt of such rights. This assignment is subject to the Boston Celtics' right to use their insignia and symbols in connection with the promotion of the team in their home territory and retail sales in their home arena. NBA Properties licenses other companies to manufacture and sell official NBA items such as sneakers, basketballs, warm-up jackets and sweatshirts, as well as certain non-sports items.


Basketball Team

      Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 19, 1997:

                                                         Last Season
      Name              Position       Years in NBA     Under Contract
-----------------    --------------    ------------     --------------

Dana Barros          Guard                  8               2000-01
Chauncey Billups     Guard                  -               1999-00
Bruce Bowen          Forward                1               1998-99
Dee Brown            Guard                  7               1999-00
Andrew DeClercq      Forward/Center         2               2001-02
Tyus Edney           Guard                  2               1998-99
Pervis Ellison       Center                 8               1999-00
Travis Knight        Center                 1               2003-04
Tony Massenburg      Forward                5               1999-00
Ron Mercer           Guard                  -               1999-00
Chris Mills          Forward                4               2003-04
Greg Minor           Forward                3               2003-04
Antoine Walker       Forward                1               1998-99

      Coaches, General Manager and other Team Personnel. The Head Coach of the Boston Celtics, Rick Pitino, was appointed Head Coach, President and Director of Basketball Operations of CLP following the 1996-97 season. Mr. Pitino was most recently the Head Basketball Coach at the University of Kentucky since 1989, and served as the Head Coach of the New York Knickerbockers (1987-1989), Head Coach at Providence College (1985-1987), assistant coach of the New York Knickerbockers (1983-1985) and Head Coach at Boston University (1978-1983). Mr. Pitino is under contract with the Boston Celtics as President and Director of Basketball Operations of CLP through May 6, 2007, and as Head Coach of the Boston Celtics for the first six full NBA seasons of the agreement (through the 2002-03 season).

      James O'Brien is an Associate Coach of the Boston Celtics. Mr. O'Brien was most recently an assistant coach at the University of Kentucky (1994-1997), the Head Coach at the University of Dayton (1989-1994), and an assistant coach of the New York Knickerbockers (1987-1989), prior to which he held a variety of coaching positions from 1974 through 1987. Mr. O'Brien is under contract with the Boston Celtics through the end of the 1999-2000 season.

      Winston Bennett is an Assistant Coach of the Boston Celtics. Mr. Bennett was most recently an assistant coach at the University of Kentucky (1994-1997). Previously, Mr. Bennett worked as a broadcaster at the University of Kentucky (1993-1994) and for the Cleveland Cavaliers of the NBA (1992-1993), prior to which he played for the Cleveland Cavaliers (1988-1991) and the Miami Heat (1991-1992) of the NBA. Mr. Bennett is under contract with the Boston Celtics through the end of the 1998-99 season.

      John Carroll is also an Assistant Coach of the Boston Celtics. Mr. Carroll was most recently the Advance Pro Scout for the Orlando Magic of the NBA (1996-1997) and for the Portland Trail Blazers of the NBA (1995-1996). Previously, Mr. Carroll was the Head Coach at Duquesne University (1989-1995) and an assistant coach at Seton Hall University (1982-1989). Mr. Carroll is under contract with the Boston Celtics through the end of the 1998-99 season.

      Shaun Brown is the Strength and Conditioning Coach of the Boston Celtics. Mr. Brown was most recently the Strength and Conditioning Coach at the University of Kentucky (1992-1997), the Strength and Conditioning Coach at Providence College (1989-1992) and the Assistant Strength and Conditioning Coach at Rutgers University (1987-1988). Mr. Brown is under contract with the Boston Celtics through the end of the 1998-99 season.

      Chris Wallace is the General Manager of the Boston Celtics. Mr. Wallace was most recently the Director of Player Personnel (1996-1997) and a scout (1992-1996) for the Miami Heat of the NBA. Previously, Mr. Wallace worked in various scouting capacities for the Portland Trail Blazers, Denver Nuggets, Los Angeles Clippers and New York Knickerbockers of the NBA. Mr. Wallace is under contract with the Boston Celtics through the end of the 1999-2000 season.

      Ed Lacerte is the Head Athletic Trainer and Physical Therapist of the Boston Celtics and has served in that capacity since September 1987. Mr. Lacerte is under contract with the Boston Celtics through the end of the 1999-00 season.

      Under its contracts with its coaches, general manager and other team personnel (including individuals formerly employed in these positions), the Boston Celtics had compensation expense totaling $5,441,000 during the 1996-97 season. During the 1997-98 season, the Boston Celtics are required to make salary payments to its coaches, general manager and other team personnel (including individuals formerly employed in these positions) totaling $10,940,000.

      Collective Bargaining Agreement. A collective bargaining agreement (the "Collective Bargaining Agreement") was ratified by the NBA and the National Basketball Players' Association ("NBPA") on September 15, 1995 and executed by the parties on July 11, 1996. The Collective Bargaining Agreement is to be in effect through June 30, 2001. The previous Collective Bargaining Agreement expired on June 23, 1994. The Collective Bargaining Agreement provides for maximum and minimum total team salaries to be paid to players. Both maximum and minimum team salaries are determined based on estimates prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, is the greater of a predetermined dollar amount or 48.04% of the projected Basketball-Related Income (as defined in the Collective Bargaining Agreement) of all NBA teams, divided by the number of NBA teams. The NBA has the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it is determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceed 51.8% of Basketball-Related Income as defined in the Collective Bargaining Agreement.

      There are various exceptions to the Salary Cap limitations, including exceptions relating to a team's re-signing its own veteran free agent players, replacing injured players, and signing rookies up to 120% of the rookie salary scale amount. These exceptions permit teams to have aggregate player compensation exceeding the specified Salary Cap. For example, subject to certain limitations, a team could re-sign its veteran free agents at any salary, and could sign a new player to replace an injured player at a salary equal to up to the lesser of 50% of the salary of such injured player or 108% of the average player salary for the prior season, even if such new salaries caused the team to exceed the Salary Cap. Teams in excess of the Salary Cap face certain restrictions with respect to signing new players. The Salary Cap for the 1997-98 season has been set at $26.9 million and as of September 19, 1997, the Boston Celtics' total team compensation is above the Salary Cap.

      The minimum team salary is designed to result in payments by NBA teams of total player salaries and benefits for a given season aggregating at least 75% of the Salary Cap each season. There is also a provision for minimum individual player salaries.

      Since the adoption of the Salary Cap limitations under a predecessor collective bargaining agreement, there have been various disputes among NBA members and between the NBA and its members and the NBPA relating to the interpretation and application of the limitations in specific situations. Such disputes are resolved by an arbitrator or by a court-appointed special master whose decision is subject to judicial review.

      The Collective Bargaining Agreement also governs the rights of veteran free agents, certain aspects of uniform player contracts, player pension and other benefits, the NBA draft of college players and other matters affecting the players.

      There can be no assurance that NBA and the NBPA, upon the expiration of the current Collective Bargaining Agreement or upon the possible termination of the Collective Bargaining Agreement after the 1997-98 season as described above, will reach agreement on a new collective bargaining agreement with terms as favorable as those in the current agreement. Further, there can be no assurance that the NBA will not experience labor relations difficulties in the future or significantly increased player salaries which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basketball Facilities

      Effective with the start of the 1995-96 basketball season, the Boston Celtics play all of its home games at the FleetCenter located in Boston,
Massachusetts. On April 4, 1990, the Boston Celtics entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with New Boston Garden Corporation ("NBGC"). The Lease Agreement was amended in certain respects and restated as of April 14, 1993. NBGC, which is unaffiliated with the Boston Celtics, developed the new building and sports entertainment facility which has a seating capacity of approximately 19,300 spectators to replace the Boston Garden. The FleetCenter, which is located on a site adjacent to the Boston Garden, was opened on September 30, 1995.

      Under the terms of the Lease Agreement, NBGC has granted to the Boston Celtics a license to use the basketball facilities at the FleetCenter and provides to the Celtics approximately 10,000 square feet of office space. NBGC is responsible for maintaining the FleetCenter and providing administrative personnel such as ushers, ticket takers, police and security personnel, announcers, scorers and statisticians. At the Boston Celtics' request, NBGC is responsible for making all box office ticket sales and remitting the proceeds to the Boston Celtics. In general, NBGC receives only premium fee revenues generated from preferred seating and executive boxes in the FleetCenter. Under the terms of the Lease Agreement, the Boston Celtics do not share in revenue from food and beverage concessions at the FleetCenter, but may sell programs at each game subject to the payment of a commission to NBGC's concessionaires. NBGC is also licensed by the Boston Celtics to sell merchandise bearing the Boston Celtics' name, trademark and/or logo, subject to prior approval by, and payment of a commission to, the Boston Celtics.

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

      Prior to the 1995-96 season, the Boston Celtics played most of their home games in the Boston Garden, a 14,890 seating capacity indoor sports arena located in downtown Boston. The Boston Garden was also owned by NBGC, and was made available to the Boston Celtics under a License and Lease Agreement which ended at the conclusion of the 1994-95 season.

      The Boston Celtics also lease approximately 16,000 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five-year renewal period. Under the provisions of the Lease Agreement with NBGC, the Boston Celtics are reimbursed for the cost of 10,000 square feet of office space during the 10-year term of the Lease Agreement with NBGC.

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

Insurance

      The Boston Celtics maintains accidental death and dismemberment, disability and life insurance policies on most of its key players and on its head coach. These disability policies cover injuries which result in permanent and total disability, as well as temporary disability on injuries which cause less severe damage, but loss of player services for more than half a playing season. These policies would generally reimburse the Partnership for a substantial percentage of the payments which it would be required to make to such player under his contract. The waiting period for reimbursement under most temporary disability policies is 41 games. This Key Man Disability Insurance Plan is maintained by the NBA through a Master Policy Program, and underwritten by a leading national insurance company.

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

      In addition to basketball-related insurance, the Partnership maintains various types of business insurance, including general liability insurance and umbrella insurance.

Employees

      In addition to the players and coaches, see "Basketball Operations - Basketball Team," as of September 19, 1997, the Boston Celtics have 43 full-time employees engaged in operating, marketing, advertising and administrative activities. None of the Partnership's employees other than its players are covered by collective bargaining agreements. The Partnership considers its relations with its employees to be good.

Item 3. Legal Proceedings
-------------------------

      As a member of the NBA, the Partnership is a defendant along with the other NBA members in various lawsuits incidental to the NBA's basketball operations. The Partnership will generally be liable, jointly and severally, with all other members of the NBA for the costs of defending such lawsuits and any liabilities of the NBA which might result from such lawsuits. The Partnership is not involved in any material legal proceedings. From time to time, however, the Partnership may become a party to legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      None.

                                    PART II
                                    -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

      The Partnership's Units are listed on the New York Stock Exchange and the Boston Stock Exchange and are traded under the symbol "BOS". The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange and cash distributions per Unit to Unitholders for the years ended June 30, 1997 and 1996, respectively.

                       Year Ended June 30, 1997
                  ----------------------------------
                     Sales Price            Cash
                  ------------------    Distribution
    Period         High        Low        Declared
--------------    -------    -------    ------------

First Quarter     $22 1/2    $20 1/4
Second Quarter     22 3/4     20 5/8       $1.00
Third Quarter      24 3/8     22 3/8
Fourth Quarter     28 1/8     23 1/4
                                          -------
                                           $1.00
                                          =======

                       Year Ended June 30, 1996
                  ----------------------------------
                     Sales Price            Cash
                  ------------------    Distribution
    Period         High        Low        Declared
--------------    -------    -------    ------------

First Quarter     $27        $20 1/8
Second Quarter     28 3/8     22 7/8
Third Quarter      24 1/8     21 3/8
Fourth Quarter     25 1/8     21 5/8       $1.50
                                          -------
                                           $1.50
                                          =======

-------------------
      As  of  September  19,  1997,  the   approximate   number  of  registered
unitholders of the Partnership's Units was 64,623.

      Distributions may be declared from time to time in the sole discretion of Celtics, Inc. as General Partner of the Partnership. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data
-------------------------------

Boston Celtics Limited Partnership and Subsidiaries consolidated - (000's omitted, except for per unit data)

                                                                              Year Ended June 30
                                                                1997       1996       1995       1994       1993
                                                              --------   --------   --------   --------   --------

Revenues                                                      $ 62,998   $ 64,780   $ 52,325   $ 44,583   $ 47,559

Costs and expenses                                              62,275     48,830     51,810     38,178     36,278
Interest income (expense), net                                     736      1,788     (2,567)    (1,665)      (982)
Net revenue from league expansion                                                      7,114
Net proceeds from life insurance                                                                  5,592
Net realized gains (losses) on disposition of marketable
 securities and other short-term investments                       361       (101)       110     (3,595)        79
                                                              ----------------------------------------------------
Income from continuing operations before income taxes            1,820     17,637      5,172      6,737     10,378
Provision for (benefit from) income taxes                        1,400      1,850       (345)      (600)
                                                              ----------------------------------------------------

Income from continuing operations                                  420     15,787      5,517      7,337     10,378
Income (loss) from discontinued operations                                     83     10,639      2,145     (5,150)
Gain from disposal of discontinued operations                              38,331                14,284
                                                              ----------------------------------------------------
Net income                                                    $    420   $ 54,201   $ 16,156   $ 23,766   $  5,228
                                                              ====================================================

Income from continuing operations applicable to Limited
 Partners                                                     $    358   $ 15,437   $  5,396   $  7,124   $ 10,214
Net income applicable to Limited Partners                     $    358   $ 52,910   $ 15,545   $ 23,126   $  5,157
Per unit:
  Income from continuing operations                           $   0.06   $   2.59   $   0.84   $   1.11   $   1.59
  Net income                                                  $   0.06   $   8.89   $   2.43   $   3.61   $   0.80
  Distributions declared to BCLP unitholders                  $   1.00   $   1.50   $   3.00   $   1.25   $   1.25
  Cash distributions to Boston Celtics Communications
   Limited Partners (the purchase price of BCCLP units)                                                   $   2.40

Balance Sheet Data:
                                                                                   June 30
                                                                1997       1996     1995 (1)   1994 (1)   1993 (1)
                                                              --------   --------   --------   --------   --------

Current assets                                                $103,801   $135,903   $186,101   $ 79,492   $ 50,976
Current liabilities                                             39,139     40,289    126,010     23,289     18,809
Total assets                                                   119,200    145,233    210,655    102,933     73,347
Program broadcast rights payable - noncurrent portion                                  9,062      8,566      3,434
Deferred revenues - noncurrent portion                                        700      1,440
Deferred federal and state income taxes - noncurrent portion    20,100     20,100      6,000      2,900
Notes payable to bank - noncurrent portion                      47,500     50,000     60,000     60,000     69,560
Deferred compensation - noncurrent portion                      10,380     11,750     14,850     18,248      9,760
Other noncurrent liabilities                                     9,870      5,875      4,024        850
Minority interest in Boston Celtics Broadcasting Limited
 Partnership                                                                           4,989      1,909
Partners' capital (deficit)                                     (7,790)    16,520    (15,720)   (12,829)   (28,126)

<F1>  Balance sheet captions at June 30, 1995,  1994, and 1993 include  amounts pertaining to discontinued operations. Total assets as shown in the table above include assets from discontinued operations of $52,893 in 1995, $39,855 in 1994, and $36,524 in 1993. Long-term obligations, which include program broadcast rights payable - noncurrent portion and notes payable to bank - noncurrent portion as shown in the table above, include amounts pertaining to discontinued operations of $19,062 in 1995, $18,566 in 1994, and $22,994 in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

General

      Certain statements and information included herein may constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Partnership's expectations, intentions or strategies regarding the future. Such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the team's competitive success, uncertainties in increases in players' salaries, the team's ability to attract and retain talented players, uncertainties relating to labor relations involving players, the risk of injuries to key players and uncertainties regarding media contracts.

      Consolidated income from continuing operations and consolidated net income of Boston Celtics Limited Partnership and its Subsidiaries for the year ended June 30, 1997 was $420,000 or $0.06 per unit on revenues of $62,998,000 compared with consolidated income from continuing operations of $15,787,000 or $2.59 per unit on revenues of $64,780,000 and consolidated net income of $54,201,000 or $8.89 per unit during the year ended June 30, 1996. Consolidated net income for the year ended June 30, 1996 included a gain on the sale of Boston Celtics Broadcasting Limited Partnership in the amount of $38,331,000 and income from this discontinued operation of $83,000.

      The Partnership reported a consolidated loss from continuing operations and a consolidated net loss for the three months ended June 30, 1997 of $10,922,000 or $2.10 per unit on revenues of $8,503,000 compared with a consolidated loss from continuing operations and a consolidated net loss of $767,000 or $0.13 per unit on revenues of $9,103,000 for the three months ended June 30, 1996.

      The consolidated statements of income for fiscal 1996 and 1995 include the results of operations of television station WFXT, sold on July 7, 1995, and radio station WEEI, sold on June 30, 1994, as discontinued operations. Gains on their disposal were also included in discontinued operations.

      Income from continuing operations for the year ended June 30, 1997 includes charges totaling $8,583,000 in the three months ended June 30, 1997 related to significant personnel changes, primarily in the basketball operations. These charges consisted primarily of player contract termination costs ($4,580,000), bonuses and relocation costs ($2,215,000), severance costs ($909,000) and salaries for the new coaching staff ($879,000). In addition, the increase in the loss for the three months ended June 30, 1997 and the reduction of net income for the year ended June 30, 1997 is a result of decreased revenues from ticket sales as well as increases in player salaries and selling and promotional expenses.

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

      For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in November, the first quarter which ends on September 30th, will generally include limited or no revenue and will reflect a net loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Boston Celtics will generally recognize approximately one-third of its annual regular season revenue in the second quarter, approximately one-half of such revenue in the third quarter and the remainder in the fourth quarter, and it will recognize its playoff revenue, if any, in the fourth quarter.

      Under provisions of the Internal Revenue Code applicable to public limited partnerships, the Partnership will be taxable as a corporation commencing on July 1, 1998. Alternatively, pursuant to recent tax legislation, the Partnership could maintain partnership tax status by electing to pay a tax of 3.5% of gross income. In response to these prospective changes in the tax treatment of the Partnership, management is evaluating structural and other alternatives. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Tax Law Changes."

Results of Operations

      The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the year ended June 30, 1997 compared with the year ended June 30, 1996 and for the year ended June 30, 1996 compared with the year ended June 30, 1995.

      Revenues from regular season ticket sales decreased by $3,437,000 or 10% in fiscal 1997 compared to 1996 and increased by $13,213,000 or 60% in fiscal 1996 compared to 1995. The decrease in 1997 was a result of reduced ticket sales, believed to be primarily caused by the performance of the basketball team. Ticket prices were not increased for the 1996-97 season. Increased ticket sales in 1996 resulted primarily from the move to the FleetCenter arena, which has an increased seating capacity of approximately 4,400 seats as compared to the Boston Garden.

      Regular season television and radio rights fees revenues increased by $1,197,000 or 5% in fiscal 1997 compared to 1996 and $1,116,000 or 5% in fiscal 1996 compared to 1995. The increases were primarily the result of increases in the NBA's national broadcasting contracts.

      Other revenues, principally promotional advertising revenues, increased $457,000 or 6% in 1997 as compared to 1996 and were relatively flat in fiscal 1996 as compared to 1995. The increase in fiscal 1997 is principally due to increased revenues from promotional activities ($1,252,000), partially offset by a decrease in proceeds received from NBA properties from the licensing of novelty type products ($787,000).

      The Boston Celtics played no playoff games in the 1996-97 or the 1995-96 seasons, accordingly, there were no playoff revenues or expenses in fiscal 1997 or 1996. The Boston Celtics played two home playoff games in fiscal 1995, which resulted in $1,913,000 of playoff revenue. Playoff revenues vary from year to year depending on the number of home games played and the availability of such games for local television broadcast, and playoff expenses vary depending on the number of games played.

      Team expenses increased by $13,050,000 or 47% in fiscal 1997 compared to fiscal 1996 primarily due to increased player compensation as a result of changes in team player personnel ($4,492,000). In addition, the increase is a result of certain charges recorded in the three months ended June 30, 1997 related to personnel changes in the basketball operations, including player contract termination costs ($4,580,000), bonuses and relocation costs ($1,715,000), severance costs ($878,000) and salaries for the new coaching staff ($879,000). Team expenses decreased by $3,312,000 or 11% in fiscal 1996 compared to fiscal 1995 primarily due to decreased player compensation as a result of changes in team player personnel ($3,311,000).

      Game expenses, primarily NBA assessments on gate receipts, decreased by $220,000 or 8% in fiscal 1997 compared to 1996 primarily as a result of the decrease in revenues from ticket sales. Game expenses decreased by $274,000 or 10% in fiscal 1996 as compared to 1995 primarily as a result of the elimination of arena rental expense (a reduction of $1,146,000 from fiscal 1995) partially offset by an increase in NBA assessments due to the increased ticket revenues ($635,000).

      Basketball playoff expense was $697,000 in fiscal 1995, consisting primarily of expenses related to the two home games played. There were no playoff games played in fiscal 1997 or 1996.

      General and administrative expenses decreased $1,139,000 or 8% in fiscal 1997 compared to 1996, primarily as a result of decreases in personnel costs ($1,081,000), management fees ($735,000) and professional, consulting and legal expenses ($198,000), partially offset by increased expense related to options to acquire units of partnership interest ($875,000). General and administrative expenses increased $967,000 or 7% in fiscal 1996 compared to 1995, primarily as a result of increased professional, consulting and legal expenses ($1,076,000), increased administrative salaries ($1,184,000) and increased management fees ($219,000), partially offset by reduced expense related to options to acquire units of partnership interest ($1,322,000).

      Selling and promotional expenses increased $1,707,000 or 57% in fiscal 1997 compared to 1996 and $281,000 or 10% in fiscal 1996 compared to 1995. The increase in 1997 compared to 1996 is primarily attributable to increases in net sponsorship costs and promotional events ($713,000), personnel costs ($476,000), and advertising and production costs ($381,000). The increase in fiscal 1996 compared to 1995 is primarily attributable to increased net sponsorship costs.

      Total depreciation increased $48,000 or 34% in fiscal 1997 compared to 1996 and $55,000 or 63% in fiscal 1996 compared to 1995. The increases in 1997 and 1996 are primarily attributable to additional depreciation related to additions to property and equipment and leasehold improvements in leased office space and at the FleetCenter.

      Interest expense decreased $515,000 or 8% in fiscal 1997 compared to 1996 and $2,687,000 or 30% in fiscal 1996 compared to 1995. The decrease in 1997 is a result of the payment of an $85,000,000 borrowing in July 1995 as well as a decrease in the deferred compensation liability. The decrease in 1996 is a result of the payment of the $85,000,000 borrowing in July 1995, partially offset by the interest expense on the notes issued on the redemption of partnership units.

      The Partnership earned interest income from its marketable securities and other short-term investments of $6,610,000 and $8,175,000 in fiscal 1997 and 1996, respectively. The decrease of $1,566,000 or 19% in fiscal 1997 compared to 1996 is attributable to a reduced amount of available funds for short-term investment. The increase in interest income of $1,667,000 or 26% in fiscal 1996 compared to 1995 is attributable to interest earned on the short-term investment of larger amounts of available funds.

Liquidity and Capital Resources

      The Partnership generated approximately $2,462,000, $15,359,000 and $6,784,000 in cash from continuing operations in 1997, 1996 and 1995, respectively. Capital expenditures amounted to approximately $136,000, $796,000 and $769,000 in 1997, 1996 and 1995, respectively. At June 30, 1997 the
Partnership  had  approximately   $6,499,000  of  cash  and  cash  equivalents,
$42,573,000 of marketable securities and $49,671,000 of other short-term investments, a portion of which were derived from the proceeds of the Partnership's sale of its television and radio operations in 1996 and 1994, respectively. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and notes related to redeemed partnership units (see Note O of notes to consolidated financial statements) and for general partnership purposes, working capital needs or for possible investments and/or acquisitions. The Partnership has a $50,000,000 loan from a commercial bank, all of which was outstanding at June 30, 1997. The loan is secured by the assets of CLP and contains certain financial and operating covenants. In addition, at June 30, 1997, the aggregate outstanding principal balance of the notes relating to redeemed Partnership units amounted to approximately $16,410,000.

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

      During the year ended June 30, 1997, a cash distribution of $1.00 per Unit was paid to the Unitholders of BCLP. Future distributions will be determined by the General Partner based among other things on available resources and the needs of the Partnership. Management believes that its cash, cash equivalents, marketable securities and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 1998.

Tax Law Changes

      Under provisions of the Internal Revenue Code applicable to public limited partnerships, the Partnership will be taxable as a corporation commencing on July 1, 1998. Alternatively, pursuant to recent tax legislation, the Partnership could maintain partnership tax status by electing to pay a tax of 3.5% of gross income. In response to these prospective changes in the tax treatment of the Partnership, management is evaluating structural and other alternatives.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         See Item 14.


                                   PART III
                                   --------


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

General Partner

      The General Partner of the Partnership is Celtics, Inc., a Delaware corporation organized in 1986 (the "General Partner") which is wholly owned by Walcott Partners, L.P., a Gaston family partnership. The Partnership's activities are managed and controlled by the General Partner.

      The General Partner of CLP is Boston Celtics Corporation (the "Basketball General Partner"). Paul E. Gaston and Don F. Gaston (Paul Gaston's father) are the sole stockholders of the Basketball General Partner. CLP's activities are managed and controlled by the Basketball General Partner.

      The General Partner of BCCLP is Celtics Communications, Inc. (the "General Partner of the Broadcast Operations"). Paul E. Gaston and Don F.
Gaston are the sole stockholders of the General Partner of the Broadcast Operations. Prior to their sale, the Broadcast Operations' activities were managed and controlled by the General Partner of the Broadcast Operations.

      The interest of Paul R. Dupee, Jr. in Celtics, Inc. was acquired by Walcott Partners L.P. and his interests in Boston Celtics Corporation and Celtics Communications, Inc. were acquired by Paul E. Gaston on November 30, 1996. See Note O of Notes to Consolidated Financial Statements for a description of these transactions.

      Management  fee  obligations  of  $820,000,  $1,555,000,  and  $1,336,000 applicable to the Basketball General Partner were charged to operations during the years ended June 30, 1997, 1996, and 1995, respectively. The Basketball General Partner receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. In addition, the General Partner of the Broadcast Operations received aggregate management fees of $10,000 and $998,000 in 1996 and 1995, respectively, from BCCLP (as a result of revenues generated by Radio Station WEEI AM-590) and BCBLP (based on 2% percent of sales) until these operations were sold in the years ended June 30, 1994 and 1996.

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

         Name              Age                            Position
----------------------     ---    --------------------------------------------------------
Paul E. Gaston             40     Chairman of the Board
Paul R. Dupee, Jr.         54     Vice-Chairman of the Board (resigned November 30, 1996)
Stephen C. Schram          40     Director and President
Richard G. Pond            37     Executive Vice President, Chief Operating Officer,
                                   Chief Financial Officer, Treasurer, and Secretary
Don F. Gaston              63     Director
Paula B. Gaston            63     Director
John H.M. Leithead         40     Director
John B. Marsh, III         40     Director
Arnold "Red" Auerbach      80     Vice Chairman of the Board of the Basketball Subsidiary
                                   Partnership
Rick Pitino                45     President, Director of Basketball Operations of the
                                   Basketball Subsidiary Partnership
Michael L. "M.L." Carr     45     Executive Vice President of Corporate Development of
                                   the Basketball Subsidiary Partnership
Stuart Layne               43     Executive Vice President of Marketing and Sales of the
                                   Basketball Subsidiary Partnership
William J. Reissfelder     33     Vice President and Controller

      The General Partner has an Audit Committee composed of Mr. Leithead and Mr. Marsh, non-management directors, and Mr. Paul Gaston. The non-management directors will be reimbursed for their expenses, and will receive directors' fees equal to $1,000 per month and $2,500 per meeting attended with respect to their services as directors of the General Partner. Messrs. Leithead and Marsh received $27,000 each in such directors' fees in fiscal 1997. Directors are named by the stockholders of the general partner and serve until their successors are named. Thus, holders of limited partnership units have no vote in the selection of directors of the General Partner. The General Partner's officers are appointed by, and serve at the discretion of, the Board of Directors.

      Mr. Paul E. Gaston became Chairman of the Board of the Celtics, Inc., the General Partner of the Partnership, in December 1992 and had been a Director since September 1992. Mr. Gaston has been Chairman of the Board of the CLP General Partner since September 1993. Upon its formation in November 1992, he became Managing Director of Walcott Partners L.P., a Gaston family partnership whose investments include limited partnership interests in the Partnership and ownership of Celtics, Inc. From inception in 1990 to June 1992 he was Co-chairman and since June 1992 has been Chairman of the Board of Directors of Celtics Communications, Inc., the general partner of Boston Celtics Communications Limited Partnership. Mr. Paul E. Gaston is the son of Don F. and Paula B. Gaston.

      Mr. Dupee became Vice-Chairman of the Board of Directors of Boston Celtics Incorporated in September 1983 and served as a Director of the BCCLP General Partner since its inception in 1990. Effective November 30, 1996, Mr. Dupee resigned from his positions as Vice-Chairman of the Board of Directors and as Director of the BCCLP General Partner.

      Mr. Schram was named President and became a Director of the General Partner of the Partnership in December 1992. He became President and Director of the BCCLP General Partner in August 1992. From 1984 to 1991, Mr. Schram was a Vice President of the Fixed Income Securities Division of Morgan Stanley & Co.

      Mr. Pond was named Vice President, Controller and Secretary of the General Partner of the Partnership in December 1992. He has been employed by BCLP since July 1992. From July 1981 to June 1992, he was with the international accounting firm of Ernst & Young LLP, most recently as a senior audit manager. Effective July 1, 1996, Mr. Pond assumed his responsibilities as Executive Vice President, Chief Financial Officer and, Treasurer, and effective July 1, 1997, Mr. Pond assumed his responsibilities as Chief Operating Officer.

      Mr. Don F. Gaston has served as a Director of the General Partners of BCLP and CLP since his resignation as Chairman of the Board of BCLP in December 1992 and CLP in September 1993. He was succeeded in each of these positions by his son, Paul E. Gaston. He became Chairman of the Board of Directors of Boston Celtics Incorporated in September 1983 when he, together with Alan C. Cohen and Paul R. Dupee, Jr., acquired the Boston Celtics franchise. He has served as a Director of the BCCLP General Partner since its inception in 1990. Mr. Gaston was Chairman of the Board of Providence Capitol, Ltd. from July 1982 until its liquidation in December 1986. From 1962 to June 1982, he was associated with Gulf & Western Industries, Inc. in various capacities, including Executive Vice President, director and member of the Executive Committee. Mr. Gaston is the husband and father respectively, of Paula B. Gaston and Paul E. Gaston.

      Mrs. Paula B. Gaston became a Director of the General Partner of BCLP in September 1992 and a Director of the General Partner of CLP in October 1992. She is a private investor and is the wife of Mr. Don F. Gaston and the mother of Paul E. Gaston.

      Mr. Leithead became a Director of the BCLP General Partner in October 1992. Since September 1993 Mr. Leithead has been employed as an executive at Arandell Schmidt. From 1985 to 1993, he was an executive of R.R. Donnelley & Sons Company, and from 1979 to 1985 he was an executive in the National Marketing Division for International Business Machines Corporation.

      Mr. Marsh became a director in September 1992. Mr. Marsh is currently a Director of Trading and Sales with ABSA Securities, Inc., where he is an investment banker specializing in emerging markets. From 1991 to 1995, he was Chief Executive Officer and President of Saicor Ltd., an investment banking firm specializing in emerging markets. From 1988 to 1991 he was a Vice President at Duetsche Bank Capital Corporation where he headed an international arbitrage securities trading group. From 1985 to 1988 Mr. Marsh was a Vice President in the international arbitrage department of Merrill Lynch Pierce Fenner and Smith.

      Mr. Auerbach was named Vice Chairman of the Board of the Basketball Subsidiary on May 6, 1997, prior to which he served as President of the Boston Celtics basketball operations beginning in 1981. From 1950 to 1966, Mr.
Auerbach was head coach of the Boston Celtics and, during that period, the Boston Celtics won the NBA championship 11 times. Mr. Auerbach was General Manager of Boston Celtics Incorporated, or its predecessors, from 1966 to 1983. Mr. Auerbach has been inducted into the Basketball Hall of Fame.

      Mr. Pitino was named Head Coach, President and Director of Basketball Operations of the Basketball Subsidiary Partnership on May 6, 1997. Previously, Mr. Pitino was the Head Basketball Coach at the University of Kentucky since 1989.

      Mr. Carr was named Executive Vice President of Corporate Development of the Basketball Subsidiary Partnership effective July 1, 1997. Previously, Mr. Carr was the Executive Vice President of Basketball Operations of the Basketball subsidiary Partnership since June 1994 and coach of the Boston Celtics since June 1995. Since 1987 he has owned and operated various businesses. In 1992 he was named Executive Director of Community Affairs for the Boston Celtics. Mr. Carr played professional basketball from 1973 to 1985. From 1979 through 1985 he played for the Boston Celtics.

      Mr. Layne has been associated with the Boston Celtics basketball operations since March 1994. He was named Executive Vice President of Marketing and Sales in May 1995. From March 1994 to May 1995 Mr. Layne was Vice President of Planning and Special Events. Prior to joining the Boston Celtics, Mr. Layne was with the Seattle Mariners professional baseball team as its Vice President of Marketing for four years, and he previously worked in broadcasting with CBS and Emmis Broadcasting for eleven years.

      Mr. Reissfelder was named Vice President and Controller of the General Partner of the Partnership in October 1996. From November 1994 to October 1996 he was the Controller of Open Environment Corporation, and from August 1985 to November 1994 he was with the international accounting firm of Ernst & Young LLP, most recently as a senior audit manager.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, require executive officers and directors of CI, the general partner of BCLP, to file reports pertaining to their beneficial ownership of the Units of BCLP with the Securities and Exchange Commission and the New York Stock Exchange when they are first elected, and to report (with certain exceptions) subsequent changes in their beneficial ownership of Units. In February 1996, Don F. Gaston and Paula B. Gaston transferred 20,000 jointly-held Units of BCLP to Walcott Partners L.P., an affiliate of the Gaston family. Mr. and Mrs. Gaston, Walcott Partners L.P. and Draycott, Inc. (the general partner of Walcott Partners L.P.) filed late four (4) Form 4s and two (2) Schedule 13Ds reporting the aforementioned transfer of Units of BCLP. In each case, the failure to make the required filings on a timely basis was inadvertent.

Item 11. Executive Compensation
-------------------------------

      The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the four most highly compensated executive officers of the Partnership whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Partnership during the last three fiscal years.


                              Summary Compensation Table

                                                                            Long Term Compensation
                                                 Annual Compensation                Awards
                                             ---------------------------   -------------------------
                                   Fiscal                                                Securities
                                    Year                                   Restricted    Underlying
                                   Ended                                     Stock        Options/
  Name and Principal Position     June 30,   Salary ($)     Bonus ($)      Awards ($)     SARs (#)
-------------------------------   --------   ----------   --------------   ----------    ----------

Paul E. Gaston                      1997     $  400,000              (1)      (1)            -
  Chief Executive Officer           1996        400,000              (2)      (2)            -
  and Chairman of the Board         1995        400,000   $  828,112           -             -

Stephen C. Schram                   1997        400,000            -           -             -
  Director and President            1996        400,000    3,658,363 (2)       -             -
                                    1995        400,000      828,112           -             -

Arnold "Red" Auerbach               1997        250,000      600,000           -             -
  Vice Chairman of the Board        1996        250,000      100,000           -             -
  of the Basketball Subsidiary      1995        250,000      100,000           -             -

Rick Pitino (3)                     1997        750,000      600,000 (4)       -             -
  President and Director of         1996              -            -           -             -
  Basketball Operations of the      1995              -            -           -             -
  Basketball Subsidiary

M.L. Carr                           1997      1,000,000    1,000,000           -             -
  Executive Vice President of       1996      1,000,000            -           -             -
  Corporate Development of the      1995        500,000            -           -             -
  Basketball Subsidiary














-------------------
<F1>  On June 27,  1997,  the Audit  Committee  of the Board of Directors of CI
      (the general partner of BCLP) voted to offer BCLP's three option holders the right to exchange their options to purchase BCLP Units for an equal number of Units of BCLP which vest after ten years and which contain certain significant restrictions as to transferability, but which are entitled to receive distributions with respect to such units (hereinafter the "1997 Restricted Units"). The exchange ratio was determined based on a written report received from an independent employee benefits consultant regarding the respective values of the 1997 Restricted Units and the options to purchase BCLP Units, and the option holders were required to make this election on or prior to July 7, 1997. On June 30, 1997, Mr. Gaston elected to exchange his options to purchase 250,000 BCLP Units for 250,000 1997 Restricted Units. Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter. As a result of this exchange, $519,000 was charged to compensation expense in 1997, representing the difference between the fair market value of the 1997 Restricted Units and the in-the-money value of the optioned Units.

<F2>  On June 28, 1996, the annual incentive payment  arrangements between BCLP and Messrs. Gaston and Schram were modified to permit each of them to elect to acquire Units of BCLP which vest after ten years and which contain certain significant restrictions as to transferability, but which are entitled to receive distributions with respect to such units (hereinafter the "1996 Restricted Units") in lieu of cash payment. Mr. Gaston elected to receive the 1996 Restricted Units in lieu of the $3,658,363 cash incentive compensation payment to which he was entitled. Mr. Gaston did not receive a cash bonus for the year ended June 30, 1996. Mr. Schram elected to receive his payment in cash. Based upon a written report received from an independent employee benefits consultant regarding the appropriate discount to be applied, the Audit Committee of the Board of Directors of CI awarded 234,886 1996 Restricted Units to Mr. Gaston. Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter.

<F3>  Mr. Pitino's employment commenced on May 6, 1997.

<F4>  Represents a deferred bonus payable to Mr. Pitino upon the earlier of May
      6, 2003, the termination of his employment agreement or a change in control as defined in the employment agreement.

      The Partnership did not grant any options or appreciation rights relating to its units during the year ended June 30, 1997. The following table sets forth information concerning unit option exercises during the year ended June 30, 1997.

                 Aggregated Option Exercises and Option Values


                                                                     Number of
                                                                     Securities           Value of
                                                                     Underlying          Unexercised
                                                                    Unexercised         In-The-Money
                                                                     Options at          Options  at
                                                                   Fiscal Year-End     Fiscal Year End
                                                                         (#)                ($)
                                                                   ---------------    ----------------
                          Units Acquired         Value Realized     Exercisable/        Exercisable/
      Name               on Exercise (#)               ($)          Unexercisable      Unexercisable
-----------------    ------------------------    --------------    ---------------    ----------------

Paul E. Gaston       250,000 Restricted Units          (1)                0/0                    0/0

Stephen C. Schram          0                            0           250,000/0 (2)       $3,812,500/0 (3)

<F1>  See Note 1 under Summary Compensation Table above.

<F2>  Options became exercisable in installments as follows:

                                               Aggregate Amount of
                    Period                     Option Exercisable
       ---------------------------------       -------------------

       June 30, 1994 - June 29, 1995                     1%
       June 30, 1995 - June 29, 1996                    60%
       June 30, 1996 - June 29, 1997                    80%
       June 30, 1997 - December 31, 2003               100%

<F3>  Represents the  difference  between the market price on June 30, 1997 and the exercise price on that date.

Employment and Consulting Agreements

The Partnership

      In August 1993, the Board of Directors of the General Partner of BCLP approved compensation arrangements and incentive plans for Paul E. Gaston, Chairman of the Board and Stephen C. Schram, President, respectively, of the Partnership. Mr. Gaston and Mr. Schram shall each be employed on an at will basis, with compensation at the rate of $400,000 per annum. In June 1997, the Board of Directors of the General Partner of BCLP approved an increase in Mr. Gaston's compensation to $1,000,000 per annum. The incentive plan, which is subject to annual review, provides that each of Mr. Gaston and Mr. Schram shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. During the year ended June 30, 1997, no annual incentive compensation payments were made to Messrs. Gaston and Schram, and during the year ended June 30, 1995, annual incentive compensation payments in the amount of $828,000 were made to each of Messrs. Gaston and Schram. Mr. Gaston did not receive a cash incentive compensation payment for the year ended June 30, 1996, but rather elected to receive an aggregate award of 234,866 Restricted Units of BCLP. Mr. Schram elected to receive his $3,658,363 incentive compensation payment for the year ended June 30, 1996 in cash.

      Under an agreement dated July 1, 1996, Thomas M. Bartlett, Jr. agreed to serve as a consultant to BCLP from July 1, 1996 through June 30, 2001. In return for Mr. Bartlett's services, he will receive an annual retainer of $200,000 payable in equal quarterly installments commencing July 1, 1996.

The Basketball Operations

      Under an agreement dated as of March 13, 1981, as amended, Red Auerbach has been retained to serve as a consultant to the Boston Celtics for the remainder of his life. For such services, Mr. Auerbach will receive compensation totaling $250,000 per year for his lifetime. In fiscal 1997, Mr. Auerbach received bonus payments totaling $600,000, and in each of 1996 and 1995, Mr. Auerbach received bonus payments of $100,000. In the event of Mr. Auerbach's death, his wife shall be entitled to receive for the balance of her life monthly payments equal to those that would have otherwise been paid to Mr. Auerbach. Mr. Auerbach shall advise the Boston Celtics with respect to, among other things, the team's selections in the NBA college draft, evaluation of college and professional players and the performance of the team and the players for as long as he is physically able to perform such services.

      Under an agreement dated May 6, 1997, Rick Pitino agreed to serve as President and Director of Basketball Operations of the Basketball Subsidiary through May 6, 2007, and as Head Coach of the team for the first six full NBA seasons of the agreement (through the 2002-03 season). Under the agreement, Mr. Pitino will receive annual salaries of $6,750,000 through May 6, 2003 and $2,000,000 through May 6, 2007. Mr. Pitino was also granted a bonus in the amount of $600,000, payable on the earlier of May 6, 2003 or upon a change in control of the Basketball Subsidiary. In addition, in the event of a Change in Control as defined in the agreement, Mr. Pitino will receive the lesser of $22,000,000 or any unpaid amounts for the remainder of the term of the agreement.

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

Compensation Committee Interlocks and Insider Participation

      The non-management directors of the Audit Committee of the Board, Messrs. Leithead and Marsh, performed the functions of a compensation committee during the year ended June 30, 1997. No such committee member was during the year ended June 30, 1997, or previously was, an officer or employee of the Partnership or any subsidiary or during the year ended June 30, 1997 had any affiliated relationship requiring disclosure.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on September 19, 1997 by (i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, by (ii) each director of the General Partner, by
(iii) each executive named in the Summary Compensation Table and by (iv) all directors and executive officers of the General Partner as a group. All information with respect to beneficial ownership has been furnished by the respective Unitholders to the Partnership.

                                                            Percent of
          5% Unitholders,                   Number of       Outstanding
  Directors and Executive Officers            Units          Units(1)
------------------------------------      -------------     -----------

Don F. Gaston and Paula B. Gaston           723,885 (2)        13.4%
33 East 63rd Street
New York, New York 10021

Paul E. Gaston                            1,812,886 (3)        34.7
33 East 63rd Street
New York, New York 10021

Stephen C. Schram                           250,900 (4)         4.4
33 East 63rd Street
New York, New York 10021

Arnold "Red" Auerbach                         5,000             --
151 Merrimac Street
Boston, Massachusetts 02114

David R. Murphey, III                       493,200             9.1
Murphey Capital, Inc.
P.O. Box 18065
Tampa, Florida 33681-8065

All directors and executive officers
 as a group (7 persons)                   2,792,671 (4)        49.4

<F1>  Percent of Outstanding Units for a particular  Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.

<F2>  Includes 320,000 Units held by Brookwood Investments Limited Partnership, a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner. Does not include 1,320,000 Units held by Walcott Partners L. P. See Note (3) below.

<F3>  Includes  1,320,000 Units held by Walcott Partners L. P., a Gaston family partnership, 250,000 restricted units issued June 30, 1997, 234,886 restricted units issued June 28, 1996, and 7,000 Units held by Paul Gaston's spouse and minor children. The General Partner of Walcott Partners L.P. is Draycott, Inc., wholly-owned by Paul E. Gaston who is the only officer and director. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units.

<F4>  Includes  250,000  units  issuable  upon  exercise  of options  which are currently exercisable.

      Unless otherwise indicated, all parties have both exclusive voting and investing power.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      In 1997, the Partnership reimbursed Conanicut Aircraft, Inc. ("Conanicut"), a company wholly-owned by Paul E. Gaston who is its only officer and director, $100,869 for the business use in the fiscal year ended June 30, 1997 of an aircraft based on standard charter rates for comparable aircraft. The reimbursement was reviewed and approved by the Audit Committee of the Board of Directors of CI, which is the general partner of BCLP. Paul E. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter.

      Management  fee  obligations  of  $820,000,  $1,555,000,  and  $1,336,000 applicable to the Basketball General Partner were charged to operations during the years ended June 30, 1997, 1996, and 1995, respectively. The Basketball General Partner receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. In addition, Celtics Communications, Inc., general partner of BCCLP and BCBLP, received aggregate management fees of $10,000 and $998,000 in 1996 and 1995, respectively, from BCCLP (as a result of revenues generated by Radio Station WEEI AM-590) and BCBLP based on 2% percent of sales until these operations were sold in the years ended June 30, 1994 and 1996.


                                    PART IV
                                    -------


Item 14. Exhibits, and Reports on Form 8-K
------------------------------------------


      (a)   The following documents are filed as part of this report:

            1.    Financial Statements:

The  financial   statements  listed  in  the  accompanying  List  of  Financial
Statements and Financial Statement Schedules are filed as part of this report.

            2.    Exhibits:

The Exhibits listed below are filed as part of this report.

            (3)   (a)   --    Certificate  of  Limited  Partnership  of  Boston
                              Celtics Limited Partnership, as amended (1)

                  (b)   --    Agreement  of  Limited   Partnership   of  Boston
                              Celtics Limited Partnership (1)

                  (c)   --    Certificate of Incorporation of Celtics, Inc. (1)

                  (d)   --    By-laws of Celtics, Inc. (1)

                  (e)   --    First Amendment to Amended and Restated Agreement
                              of Limited Partnership (7)

            (4)   (a)   --    Form  of  Certificate   of  Limited   Partnership
                              Interest (1)

                  (b)   --    Form of Unit Certificate (1)

                  (c)   --    Form of Eligibility Certification (1)

           (10)   (a)   --    Form of  Transfer  Agent  Agreement  by and among
                              Boston  Celtics  Limited  Partnership,  The First
                              National Bank of Boston, N.A., Celtics,  Inc. and
                              BC ALP, Inc. (1)

                  (b)   --    Joint  Venture  Agreement by and among NBA member
                              organizations (1)

                  (c)   --    Constitution   and   By-laws   of  the   National
                              Basketball Association (1)

                  (d)   --    Agreement  dated  December  20, 1985  between CBS
                              Sports,  a  division  of CBS,  Inc.,  and the NBA
                              (confidential treatment previously granted) (1)

                  (e)   --    Agreement  dated  June 18,  1984,  as  amended on
                              April  9,  1986,   between  Turner   Broadcasting
                              System, Inc. and the NBA (confidential treatment previously granted) (1)

                  (f)   --    Amendment  dated  January 19,  1988 to  Agreement
                              dated June 18, 1984, as amended on April 9, 1986,
                              between Turner  Broadcasting  System Inc. and the
                              NBA  (confidential  treatment previously granted)
                              (2)

                  (g)   --    Telecast Rights  Agreement,  dated April 3, 1984,
                              among  Boston   Celtics   Incorporated,   Gannett
                              Massachusetts Broadcasting, Inc. and Gannett Co.,
                              Inc.  (confidential treatment previously granted)
                              (1)

                  (h)   --    Agreement,  dated as of October 1, 1987,  between
                              Sportschannel New England Limited Partnership and
                              Boston Celtics Limited Partnership (confidential treatment previously granted) (2)

                  (i)   --    Radio Broadcasting Rights Agreement dated October
                              27, 1986,  between Boston  Celtics  Incorporated,
                              Helen    Broadcasting     Partnership     Limited
                              Partnership  and Papa  Gino's  of  America,  Inc.
                              (confidential treatment previously granted) (1)

                  (j)   --    License and Lease Agreement,  dated July 1, 1983,
                              between New Boston Garden  Corporation and Boston
                              Celtics  Incorporated   (confidential   treatment
                              previously granted) (1)

                  (k)   --    Amendment  to License and Lease  Agreement  dated
                              July  1,   1983   between   New   Boston   Garden
                              Corporation and Boston Celtics Incorporated (3)

                  (l)   --    Promotional  Agreement,  dated  as of July  1987,
                              between Boston Celtics  Limited  Partnership  and
                              The Hartford Civic Center and Coliseum  Authority
                              (confidential treatment previously granted) (2)

                  (m)   --    Agreement,   dated  May  13,  1981,  as  amended,
                              between   Arnold   Auerbach  and  Boston  Celtics
                              Incorporated (1)

                  (n)   --    Agreement,  dated  December 8, 1983,  as amended,
                              between  Jan Volk and Boston Celtics Incorporated
                              (1)

                  (o)   --    Form of Revolving Credit  Agreement,  dated as of
                              November 24, 1986, between Boston Celtics Limited
                              Partnership   and  the  First  National  Bank  of
                              Boston (1)

                  (p)   --    Collective  bargaining  agreement,  dated  as  of
                              November  1,  1988,   between  the  NBA  and  the
                              National Basketball Players Association (4)

                  (q)   --    Asset  Purchase  Agreement  among Boston  Celtics
                              Broadcasting   Limited    Partnership,    Celtics
                              Communications, Inc. and WFXT, Inc. dated as of November 21, 1989, including exhibits thereto, as amended (5)

                  (r)   --    Asset  Purchase  Agreement  by and  among  Boston
                              Celtics Acquisitions Limited Partnership, Celtics
                              Communications,   Inc.,  The  Helen  Broadcasting
                              Company   Limited   Partnership   and  The  Helen
                              Broadcasting Corp. dated as of October 30, 1989, including exhibits thereto and letter agreement dated May 11, 1990 (5)

                  (s)   --    Facility One Revolving Credit Note made by Boston
                              Celtics   Acquisitions  Limited  Partnership  and
                              Boston  Celtics  Limited  Partnership in favor of
                              Shawmut Bank, N.A. dated May 11, 1990 (5)

                  (t)   --    Facility Two Revolving Credit Note made by Boston
                              Celtics   Acquisitions  Limited  Partnership  and
                              Boston  Celtics  Limited  Partnership in favor of
                              Shawmut Bank, N.A. dated May 11, 1990 (6)

                  (u)   --    Revolving  Credit  Note  made by  Boston  Celtics
                              Broadcasting   Limited   Partnership  and  Boston
                              Celtics  Limited  Partnership in favor of Shawmut
                              Bank, N.A. dated May 11, 1990 (6)

                  (v)   --    Accommodation   Fee  Agreement   between   Boston
                              Celtics  Limited   Partnership,   Boston  Celtics
                              Acquisitions   Limited    Partnership,    Celtics
                              Holdings Corp. and Boston Celtics  Communications
                              Limited Partnership dated as of May 11, 1990 (6)

                  (w)   --    Accommodation   Fee  Agreement   between   Boston
                              Celtics  Limited   Partnership,   Boston  Celtics
                              Broadcasting  Limited  Partnership,  Celtics  Sub
                              Corp. and Boston Celtics  Communications  Limited
                              Partnership dated as of May 11, 1990 (6)

                  (x)   --    Revolving  Credit and Term Loan  Agreement  among
                              Boston Celtics  Broadcasting Limited Partnership,
                              Celtics Sub Corp., Boston Celtics  Communications
                              Limited   Partnership,   Boston  Celtics  Limited
                              Partnership and Shawmut Bank, N.A. dated as of May 11, 1990 (6)

                  (y)   --    Revolving  Credit and Term Loan  Agreement  among
                              Boston Celtics  Acquisitions Limited Partnership,
                              Celtics    Holdings    Corp.,    Boston   Celtics
                              Communications   Limited   Partnership,    Boston
                              Celtics  Limited  Partnership  and Shawmut  Bank,
                              N.A. dated as of May 11, 1990 (6)

                  (z)   --    Agreement  dated November 29, 1989 by and between
                              the National  Basketball  Association  and Turner
                              Network Television, Inc. (confidential treatment previously granted) (7)

                 (aa)   --    NBA/NBC   Network   Television   Agreement  dated
                              November  9,  1989 by and  between  the  National
                              Basketball Association and NBC Sports, a division
                              of   National    Broadcasting    Company,    Inc.
                              (confidential treatment previously granted) (7)

                 (bb)   --    License/Lease   Agreement  dated  April  4,  1990
                              between Boston Celtics  Limited  Partnership  and
                              New  Boston  Garden   Corporation   (confidential
                              treatment previously granted) (7)

                 (cc)   --    Office  Lease   Agreement  dated  April  4,  1990
                              between Boston Celtics  Limited  Partnership  and
                              New  Boston  Garden   Corporation   (confidential
                              treatment previously granted) (7)

                 (dd)   --    Letter  Agreement  dated  June  1,  1990  between
                              Boston Celtics  Limited  Partnership and David R.
                              Gavitt    (confidential    treatment   previously
                              granted) (7)

                 (ee)   --    Television  Broadcasting Rights Agreement between
                              Boston  Celtics  Limited  Partnership  and Boston
                              Celtics Broadcasting Limited Partnership dated as of July 27, 1990 (7)

                 (ff)   --    Extended, Amended and Restated Radio Broadcasting
                              Rights  Agreement  among Boston  Celtics  Limited
                              Partnership   and  Boston  Celtics   Acquisitions
                              Limited Partnership dated May 11, 1990 (7)

                 (gg)   --    Letter  Agreement dated April 4, 1990 between the
                              Boston Celtics Limited Partnership and New Boston
                              Garden   Corporation    (confidential   treatment
                              requested) (7)

                 (hh)   --    Letter Agreement regarding Demand Promissory Note
                              made  by  Boston  Celtics   Broadcasting  Limited
                              Partnership to Shawmut Bank,  N.A. dated February
                              8, 1991 (8)

                 (ii)   --    Demand  Promissory  Note made by  Boston  Celtics
                              Broadcasting   Limited   Partnership  and  Boston
                              Celtics Limited Partnership, dated as of February
                              11, 1991 (8)

                 (jj)   --    Agreement  dated  October  23,  1990 by and among
                              Boston Celtics  Broadcasting Limited Partnership,
                              Celtics Sub Corp., Boston Celtics  Communications
                              Limited  Partnership  and Boston Celtics  Limited
                              Partnership regarding the effectiveness of the Stage II Television Loan Agreement (9)

                 (kk)   --    Revolving Credit and Term Loan Agreement dated as
                              of November 1, 1990 by and among  Boston  Celtics
                              Broadcasting Limited Partnership,  Boston Celtics
                              Communications   Limited   Partnership,    Boston
                              Celtics  Limited  Partnership  and Shawmut  Bank,
                              N.A. (9)

                 (ll)   --    Revolving Credit Note dated November 1, 1990 made
                              by   Boston    Celtics    Broadcasting    Limited
                              Partnership    and   Boston    Celtics    Limited
                              Partnership in favor of Shawmut Bank, N.A. (9)

                 (mm)   --    Security  Agreement dated November 1, 1990 by and
                              between  Boston  Celtics   Broadcasting   Limited
                              Partnership and Shawmut Bank, N.A. (9)

                 (nn)   --    Guaranty  dated  November  1,  1990  executed  by
                              Boston Celtics Communications Limited Partnership in favor of Shawmut Bank, N.A. (9)

                 (oo)   --    Agreement  dated  October  23,  1990 by and among
                              Boston Celtics  Acquisitions Limited Partnership,
                              Celtics    Holdings    Corp.,    Boston   Celtics
                              Communications   Limited   Partnership,    Boston
                              Celtics  Limited  Partnership  and Shawmut  Bank,
                              N.A.  regarding the effectiveness of the Stage II
                              Radio Loan Agreement (9)

                 (pp)   --    Revolving  Credit and Term Loan  Agreement  dated
                              November  1,  1990 by and  among  Boston  Celtics
                              Communications   Limited   Partnership,    Boston
                              Celtics  Limited  Partnership  and Shawmut  Bank,
                              N.A. (9)

                 (qq)   --    Facility One Revolving Credit Note dated November
                              1,  1990 made by  Boston  Celtics  Communications
                              Limited  Partnership  and Boston Celtics  Limited
                              Partnership in favor of Shawmut Bank, N.A. (9)

                 (rr)   --    Facility Two Revolving Credit Note dated November
                              1,  1990 made by  Boston  Celtics  Communications
                              Limited  Partnership  and Boston Celtics  Limited
                              Partnership in favor of Shawmut Bank, N.A. (9)

                 (ss)   --    Security  Agreement dated November 1, 1990 by and
                              between  Boston  Celtics  Communications  Limited
                              Partnership and Shawmut Bank, N.A. (9)

                 (tt)   --    Amendment No. 1 to revolving Credit and Term Loan
                              Agreement   (Radio)   (Stage  Two)  among  Boston
                              Celtics   Communications   Limited   Partnership,
                              Boston Celtics  Limited  Partnership  and Shawmut
                              Bank, N.A. dated as of April 10, 1991 (9)

                 (uu)   --    Stage Two--Radio Facility One (Amended) Revolving
                              Credit Note made by Boston Celtics Communications
                              Limited  Partnership  and Boston Celtics  Limited
                              Partnership in favor of Shawmut Bank,  N.A. dated
                              April 10, 1991 (9)

                 (vv)   --    Stage  Two   --Radio   Facility   Two   (Amended)
                              Revolving  Credit  Note  made by  Boston  Celtics
                              Communications  Limited  Partnership  and  Boston
                              Celtics  Limited  Partnership in favor of Shawmut
                              Bank, N.A. dated April 10, 1991 (9)

                 (ww)   --    Letter Agreement  Relating to Security  Agreement
                              between  Boston  Celtics  Communications  Limited
                              Partnership  and Shawmut Bank,  N.A.  dated April
                              10, 1991 (9)

                 (xx)   --    Amendment No. 1 to revolving Credit and Term Loan
                              Agreement  (Television)  (Stage Two) among Boston
                              Celtics Broadcasting Limited Partnership,  Boston
                              Celtics   Communications   Limited   Partnership,
                              Boston Celtics  Limited  Partnership  and Shawmut
                              Bank, N.A. dated as of April 10, 1991 (9)

                 (yy)   --    Stage Two--Television  (Amended) Revolving Credit
                              Note made by Boston Celtics  Broadcasting Limited
                              Partnership    and   Boston    Celtics    Limited
                              Partnership in favor of Shawmut Bank,  N.A. Dated
                              April 10,1991 (9)

                 (zz)   --    Letter Agreement  Relating to the  Communications
                              Limited   Partnership   Guaranty  between  Boston
                              Celtics  Communications  Limited  Partnership and
                              Shawmut Bank, N.A. dated April 10, 1991 (9)

                (aaa)   --    Letter Agreement  Relating to Security  Agreement
                              between  Boston  Celtics   Broadcasting   Limited
                              Partnership  and Shawmut Bank,  N.A.  dated April
                              10, 1991 (9)

                (bbb)   --    Intercreditor   Agreement  among  Boston  Celtics
                              Broadcasting Limited Partnership,  WFXT, Inc. and
                              Shawmut Bank, N.A. dated as of April 10, 1991 (9)

                (ccc)   --    Ten-Year  Convertible  Subordinated  Note made by
                              Boston Celtics Broadcasting Limited Partnership in favor of WFXT, Inc. dated April 10, 1991 (9)

                (ddd)   --    Letter Agreement Regarding Amendments No. 1 and 2
                              to Revolving Credit and Term Loan Agreements between Boston Celtics Communications Limited
                              Partnership  and Shawmut Bank,  N.A.  dated April
                              10, 1991 (9)

                (eee)   --    Amendment No. 2 to revolving Credit and Term Loan
                              Agreement   (Radio)   (Stage  Two)  among  Boston
                              Celtics   Communications   Limited   Partnership,
                              Boston Celtics  Limited  Partnership  and Shawmut
                              Bank, N.A. dated as of April 10, 1991 (9)

                (fff)   --    Agreement  Regarding  Deferral of Radio Broadcast
                              Rights     Payments    among    Boston    Celtics
                              Communications   Limited   Partnership,    Boston
                              Celtics  Limited  Partnership  and Shawmut  Bank,
                              N.A. dated as of April 10, 1991 (9)

                (ggg)   --    Agreement No. 2 to revolving Credit and Term Loan
                              Agreement  (Television)  (Stage Two) among Boston
                              Celtics Broadcasting Limited Partnership,  Boston
                              Celtics   Communications   Limited   Partnership,
                              Boston Celtics  Limited  Partnership  and Shawmut
                              Bank, N.A. dated as of April 10, 1991 (9)

                (hhh)   --    Agreement   Regarding   Deferral  of   Television
                              Broadcast  Rights  Payments  among Boston Celtics
                              Broadcasting limited Partnership,  Boston Celtics
                              Limited Partnership and Shawmut Bank, N.A. dated as of April 10, 1991 (9)

                (iii)   --    Modification  Agreement  Regarding Interest Rates
                              among   Boston   Celtics   Broadcasting   Limited
                              Partnership,    Boston   Celtics   Communications
                              Limited   Partnership,   Boston  Celtics  Limited
                              Partnership and Shawmut Bank, N.A. dated as of April 10, 1991 (9)

                (jjj)   --    Letter of Waiver and Amendment  Regarding Various
                              Loan Agreements among Shawmut Bank, N.A.,  Boston
                              Celtics  Limited   Partnership,   Boston  Celtics
                              Broadcasting   Limited   Partnership  and  Boston
                              Celtics  Communications Limited Partnership dated
                              March 27, 1992. (10)

                (kkk)   --    Three year  extension,  dated  July 6,  1992,  of
                              agreement  dated  December  8, 1983,  as amended,
                              between Jan Volk and Boston Celtics Incorporated.
                              (10.1)

                (lll)   --    Credit    Agreement    among   Celtics    Limited
                              Partnership   ("CLP"),   Boston  Celtics  Limited
                              Partnership   ("BCLP")  and  Shawmut  Bank,  N.A.
                              ("Shawmut"), dated as of January 21, 1993. (11)

                (mmm)   --    Revolving Credit Note from CLP to Shawmut,  dated
                              as of January 21, 1993. (11)

                (nnn)   --    Security Agreement between CLP and Shawmut, dated
                              as of January 21, 1993. (11)

                (ooo)   --    Merger  Agreement dated as of December 8, 1992 by
                              and among  Boston  Celtics  Limited  Partnership,
                              BCCLP  Holding  Corporation,   BCCLP  Acquisition
                              Limited    Partnership    and   Boston    Celtics
                              Communications Limited Partnership. (12)

                (ppp)   --    Second Amended and Restated  Agreement of Limited
                              Partnership  of  Boston  Celtics   Communications
                              Limited Partnership dated May 6, 1993. (13)

                (qqq)   --    Agreement  dated October 1, 1993,  between Boston
                              Celtics  Limited  Partnership  and Fox Television
                              Stations,   Inc.   ("FTS")  that  provides  that,
                              subject to certain conditions, a subsidiary of FTS would purchase an option to acquire ownership interests in BCBLP which, together with existing rights, could eventually result in FTS becoming the sole owner of WFXT. (13)

                (rrr)   --    Financing Agreement dated October 29, 1993 by and
                              among  Boston  Celtics   Communications   Limited
                              Partnership Holding Corporation and Shawmut Bank,
                              N.A. (14)

                (sss)   --    Promissory  Note dated  October 29, 1993 executed
                              by BCCLP Holding  Corporation in favor of Shawmut
                              Bank, N.A. (14)

                (ttt)   --    Unit Option  Agreement dated December 31, 1993 by
                              and between Boston Celtics Limited Partnership and Paul E. Gaston. (15)

                (uuu)   --    Unit Option  Agreement dated December 31, 1993 by
                              and between Boston Celtics Limited Partnership and Stephen C. Schram. (15)

                (vvv)   --    Unit Option  Agreement dated December 31, 1993 by
                              and between Boston Celtics Limited Partnership and Thomas M. Bartlett, Jr. (15)

                (www)   --    Financing  Agreement  dated  September  15,  1994
                              between  Boston  Celtics  Communications  Limited
                              Partnership and Shawmut Bank, N.A. (16)

                (xxx)   --    Promissory Note dated September 15, 1994 executed
                              by   Boston   Celtics    Communications   Limited
                              Partnership and Shawmut Bank, N.A. (16)

                (yyy)   --    Credit  Agreement  dated  October 31, 1994 by and
                              among BCCLP and Shawmut Bank, N.A. (17)

                (zzz)   --    Assignment and Security  Agreement  dated October
                              31, 1994 by and between  BCCLP and Shawmut  Bank,
                              N.A. (17)

               (aaaa)   --    Commercial  Promissory  Note  between  BCCLP  and
                              Shawmut Bank, N.A. (17)

               (bbbb)   --    Support  Agreement between BCLP and Shawmut Bank,
                              N.A. (17)

               (cccc)   --    Second   Amendment   To   Agreement  To  Purchase
                              Partnership Interests by and among BCBLP and CCI and FTS dated November 29, 1994. (18)

               (dddd)   --    Unit  Redemption  Agreement dated August 30, 1995
                              between Boston Celtics  Limited  Partnership  and
                              Alan N. Cohen. (19)

               (eeee)   --    Unit  Redemption  Agreement dated August 30, 1995
                              between Boston Celtics  Limited  Partnership  and
                              Gordon Cohen. (19)

               (ffff)   --    Unit  Redemption  Agreement dated August 30, 1995
                              between Boston Celtics  Limited  Partnership  and
                              Laurie Cohen-Fenster. (19)

               (gggg)   --    Promissory  Note dated  August 1, 1995 by BCLP to
                              Alan N. Cohen. (19)

               (hhhh)   --    Promissory  Note dated  August 1, 1995 by BCLP to
                              Alan N. Cohen. (19)

               (iiii)   --    Consulting   Agreement   dated  August  30,  1995
                              between Celtics  Limited  Partnership and Alan N.
                              Cohen. (19)

               (jjjj)   --    Press Release dated August 30, 1995. (19)

               (kkkk)   --    Restricted  Unit  Agreement  dated June 28,  1996
                              between Boston Celtics  Limited  Partnership  and
                              Paul E. Gaston. (20)

               (llll)   --    Letter  from Paul  Gaston  electing to accept all
                              incentive compensation for 1996 in restricted units. (20)

               (mmmm)   --    Consulting  agreement  dated July 1, 1996 between
                              Boston Celtics Limited  Partnership and Thomas M.
                              Bartlett Jr. (20)

               (nnnn)   --    Unit Purchase  Agreement  dated November 30, 1996
                              between  Boston  Celtics   Limited   Partnership,
                              Celtics   Capital    Corporation   and   Westbury
                              Partners, L.P. (21)

               (oooo)   --    Unit Purchase  Agreement  dated November 30, 1996
                              between  Boston  Celtics   Limited   Partnership,
                              Celtics  Capital  Corporation  and Paul R. Dupee,
                              Jr. (21)

               (pppp)   --    Stock Purchase  Agreement dated November 30, 1996
                              between  Paul E.  Gaston and Paul R.  Dupee,  Jr.
                              pertaining  to  the  shares  of  Boston   Celtics
                              Corp. (21)

               (qqqq)   --    Stock Purchase  Agreement dated November 30, 1996
                              between Walcott Partners, L.P. and Paul R. Dupee,
                              Jr. pertaining to the shares of Celtics, Inc.(21)

               (rrrr)   --    Stock Purchase  Agreement dated November 30, 1996
                              between  Paul E.  Gaston and Paul R.  Dupee,  Jr.
                              pertaining    to   the    shares    of    Celtics
                              Communications, Inc. (21)

               (ssss)   --    Press Release dated November 30, 1996. (21)

               (tttt)   --    Letter  Agreement  dated  June 30,  1997  between
                              Boston Celtics  Limited  Partnership  and Paul E.
                              Gaston pertaining to the election to exchange options to purchase Limited Partnership Units for Restricted Units.

           (11) Statement Re: Computation of Earnings Per Unit for the years ended June 30, 1997, 1996 and 1995

           (27)               Financial Data Schedule

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

(10.1)Incorporated  by reference to the exhibits  filed with the report on Form
      10-K filed with the Securities and Exchange Commission for the year ended June 30, 1992 (File No. 0-19324).

(11) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on January 22, 1993 (File No. 0-19324).

(12) Incorporated by reference to the exhibits filed with the Boston Celtics Communications Limited Partnership report on Schedule 13E-3 filed with the Securities and Exchange Commission on December 9, 1992.

      (b) Reports on Form 8-K filed in the fourth quarter of 1993 - Form 8-K dated May 14, 1993.

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

(20) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 27, 1996 (File No. 0-19324).

(21) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on December 2, 1996 (File No. 0-19324).

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
                                CERTAIN EXHIBITS
                            YEAR ENDED JUNE 30, 1997

                       BOSTON CELTICS LIMITED PARTNERSHIP

                             BOSTON, MASSACHUSETTS

FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Boston Celtics Limited Partnership and Subsidiaries are included in Item 8:

Consolidated Balance Sheets at June 30, 1997 and 1996.

Consolidated Statements of Income for each of the three years in the period ended June 30, 1997.

Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 1997.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1997.

Notes to Consolidated Financial Statements.

      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                                 Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                        /s/ Ernst & Young LLP
                                        ---------------------------------------

Boston, Massachusetts
September 19, 1997

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                          Consolidated Balance Sheets

                                                                         June 30,        June 30,
                                                                           1997            1996
                                                                       ------------    ------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $  6,498,739    $  5,982,128
  Marketable securities                                                  42,572,683      46,763,501
  Other short-term investments                                           49,671,153      78,723,365
  Accounts receivable                                                     2,667,438       3,777,729
  Prepaid federal and state income taxes                                    432,895
  Prepaid expenses                                                        1,856,627         656,396
  Other current assets                                                      101,611
                                                                       ----------------------------
TOTAL CURRENT ASSETS                                                    103,801,146     135,903,119

PROPERTY AND EQUIPMENT, net                                                 909,416       1,184,813
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization of
 $2,159,360 in 1997 and $2,005,120 in 1996                                4,010,221       4,164,461
OTHER INTANGIBLE ASSETS, net of amortization of $47,083 in 1997 and
 $36,621 in 1996                                                            903,477         913,939
OTHER ASSETS                                                              9,575,396       3,067,140
                                                                       ----------------------------
                                                                       $119,199,656    $145,233,472
                                                                       ============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $ 12,877,723    $ 15,420,321
  Deferred game revenues                                                  5,584,848       4,629,704
  Federal and state income taxes payable                                                    539,325
  Notes payable to bank - current portion                                 2,500,000
  Notes payable                                                          16,409,617      15,353,949
  Deferred compensation - current portion                                 1,767,263       4,345,367
                                                                       ----------------------------
TOTAL CURRENT LIABILITIES                                                39,139,451      40,288,666

DEFERRED REVENUES - noncurrent portion                                                      699,871
DEFERRED FEDERAL AND STATE INCOME TAXES                                  20,100,000      20,100,000
NOTES PAYABLE TO BANK - noncurrent portion                               47,500,000      50,000,000
DEFERRED COMPENSATION - noncurrent portion                               10,380,296      11,749,666
OTHER NON-CURRENT LIABILITIES                                             9,870,000       5,875,000








PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                                         226,817         284,422
    Limited Partners                                                     (8,527,928)     15,688,456
                                                                       ----------------------------
                                                                         (8,301,111)     15,972,878
  Celtics Limited Partnership - General Partner                            (129,866)        (92,988)
  Boston Celtics Communications Limited Partnership -
    General Partner                                                         640,886         640,379
                                                                       ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                        (7,790,091)     16,520,269
                                                                       ----------------------------
                                                                       $119,199,656    $145,233,472
                                                                       ============================


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                       Consolidated Statements of Income

                                                                                    For the Year Ended
                                                                         -----------------------------------------
                                                                          June 30,       June 30,       June 30,
                                                                            1997           1996           1995
                                                                         -----------    -----------    -----------
Revenues:
  Basketball regular season -
    Ticket sales                                                         $31,813,019    $35,249,625    $22,036,880
    Television and radio broadcast rights fees                            23,269,159     22,071,992     20,956,405
    Other, principally promotional advertising                             7,915,626      7,458,651      7,418,487
  Basketball playoffs                                                                                    1,913,481
                                                                         -----------------------------------------
                                                                          62,997,804     64,780,268     52,325,253
                                                                         -----------------------------------------

Costs and expenses:
  Basketball regular season-
    Team                                                                  40,941,156     27,891,264     31,203,697
    Game                                                                   2,386,042      2,606,218      2,880,566
  Basketball playoffs                                                                                      696,583
  General and administrative                                              13,913,893     15,053,333     14,085,982
  Selling and promotional                                                  4,680,168      2,973,488      2,692,208
  Depreciation                                                               189,324        140,894         86,347
  Amortization of NBA franchise and other intangible assets                  164,702        164,703        164,703
                                                                         -----------------------------------------
                                                                          62,275,285     48,829,900     51,810,086
                                                                         -----------------------------------------
                                                                             722,519     15,950,368        515,167

Interest expense                                                          (5,872,805)    (6,387,598)    (9,074,657)
Interest income                                                            6,609,541      8,175,184      6,507,902
Net revenue from league expansion                                                                        7,113,665
Net realized gains (losses) on disposition of marketable
 securities and other short-term investments                                 361,051       (101,138)       110,254
                                                                         -----------------------------------------
Income from continuing operations before income taxes                      1,820,306     17,636,816      5,172,331
Provision for (benefit from) income taxes                                  1,400,000      1,850,000       (345,000)
                                                                         -----------------------------------------
Income from continuing operations                                            420,306     15,786,816      5,517,331
Discontinued operations:
Income from discontinued operations (less applicable income
 taxes of $30,000 in 1996 and $7,095,000 in 1995                                             82,806     10,638,675
Gain from disposal of discontinued operations (less applicable
 income taxes of $17,770,000)                                                            38,330,907
                                                                         -----------------------------------------
Net income                                                                   420,306     54,200,529     16,156,006
Net income applicable to interests of General Partners                        62,246      1,291,014        610,815
                                                                         -----------------------------------------
Net income applicable to interests of Limited Partners                   $   358,060    $52,909,515    $15,545,191
                                                                         =========================================


Per unit:
  Income from continuing operations                                            $0.06          $2.59          $0.84
  Net income                                                                   $0.06          $8.89          $2.43

  Distributions declared                                                       $1.00          $1.50          $3.00

Average units and unit equivalents outstanding throughout the period       5,672,552      5,950,679      6,399,722


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
             Consolidated Statements of Partners' Capital (Deficit)

                                                                                      Limited Partners
                                                                                 --------------------------
                                                                    Total          Units         Amount
                                                                -------------    ---------    -------------


BALANCE AT JUNE 30, 1994                                        ($12,829,500)    6,399,722    ($12,542,458)
Net income for the year ended June 30, 1995                       16,156,006                    15,545,191
Distributions:
  Boston Celtics Limited Partnership to unitholders
    Cash - $1.50 per unit                                         (9,697,083)                   (9,599,583)
    Declared - $1.50 per unit                                     (9,697,082)                   (9,599,582)
Cash by Boston Celtics Broadcasting Limited Partnership
 to Celtics Communications, Inc. (General Partner's Share)           (74,000)
Cash by Celtics Limited Partnership to Boston Celtics
 Corporation (General Partner's Share)                              (165,000)
Purchase of 99% of General Partner's interest in Boston
 Celtics Communications Limited Partnership                           74,858
Unrealized gain on marketable securities                             511,354                       506,241
                                                                ------------------------------------------

BALANCE AT JUNE 30, 1995                                         (15,720,447)    6,399,722     (15,690,191)
Net income for the year ended June 30, 1996                       54,200,529                    52,909,515
Distributions:
  Cash by Boston Celtics Limited Partnership to unitholders -
   $1.50 per unit                                                 (8,547,925)                   (8,461,917)
  Cash by Boston Celtics Broadcasting Limited Partnership to
   Celtics Communications, Inc. (General Partner's Share)           (152,887)
  Cash by Celtics Limited Partnership to Boston Celtics
   Corporation (General Partner's Share)                            (200,000)
Sale of General Partner's interest in Boston Celtics
 Broadcasting Limited Partnership                                     13,705
Purchase of Boston Celtics Limited Partnership units for
 the treasury                                                    (16,306,546)     (758,444)    (16,306,546)
Issuance of Boston Celtics Limited Partnership units from
 the treasury                                                      3,658,363       234,886       3,658,363
Unrealized loss on marketable securities                            (424,523)                     (420,768)
                                                                ------------------------------------------














BALANCE AT JUNE 30, 1996                                          16,520,269     5,876,164      15,688,456
Net income for the year ended June 30, 1997                          420,306                       358,060
Distributions:
  Cash by Boston Celtics Limited Partnership to unitholders -
   $1.00 per unit                                                 (5,935,876)                   (5,876,164)
  Cash by Celtics Limited Partnership to Boston Celtics
   Corporation (General Partner's Share)                             (95,000)
Purchase of Boston Celtics Limited Partnership units for
 the treasury                                                    (22,880,000)     (780,000)    (22,880,000)
Issuance of Boston Celtics Limited Partnership units from
 the treasury                                                      4,331,250       250,000       4,331,250
Unrealized loss on marketable securities                            (151,040)                     (149,530)
                                                                -------------------------------------------
BALANCE AT JUNE 30, 1997                                        ($ 7,790,091)    5,346,164    ($ 8,527,928)
                                                                ===========================================


See notes to consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
             Consolidated Statements of Partners' Capital (Deficit)
                                  (continued)

                                                                           General Partners' Interests
                                                                --------------------------------------------------
                                                                                Boston Celtics
                                                                                    Limited        Celtics Limited
                                                                   Total          Partnership        Partnership
                                                                ------------    ---------------    ---------------


BALANCE AT JUNE 30, 1994                                        ($  287,042)      ($127,387)         ($ 54,311)
Net income for the year ended June 30, 1995                         610,815         157,019            114,117
Distributions:
  Boston Celtics Limited Partnership to unitholders
    Cash - $1.50 per unit                                           (97,500)        (97,500)
    Declared - $1.50 per unit                                       (97,500)        (97,500)
  Cash by Boston Celtics Broadcasting Limited Partnership
   to Celtics Communications, Inc. (General Partner's Share)        (74,000)
  Cash by Celtics Limited Partnership to Boston Celtics
   Corporation (General Partner's Share)                           (165,000)                          (165,000)
Purchase of 99% of General Partner's interest in Boston
 Celtics Communications Limited Partnership                          74,858
Unrealized gain on marketable securities                              5,113           5,113
                                                                ----------------------------------------------

BALANCE AT JUNE 30, 1995                                            (30,256)       (160,255)          (105,194)
Net income for the year ended June 30, 1996                       1,291,014         534,440            212,206
Distributions:
  Cash by Boston Celtics Limited Partnership to unitholders -
   $1.50 per unit                                                   (86,008)        (86,008)
  Cash by Boston Celtics Broadcasting Limited Partnership
   to Celtics Communications, Inc. (General Partner's Share)       (152,887)
  Cash by Celtics Limited Partnership to Boston Celtics
   Corporation (General Partner's Share)                           (200,000)                          (200,000)
Sale of General Partner's interest in Boston Celtics
 Broadcasting Limited Partnership                                    13,705
Purchase of Boston Celtics Limited Partnership units for
 the treasury
Issuance of Boston Celtics Limited Partnership units from
 the treasury
Unrealized loss on marketable securities                             (3,755)         (3,755)
                                                                ----------------------------------------------











BALANCE AT JUNE 30, 1996                                            831,813         284,422            (92,988)
Net income for the year ended June 30, 1997                          62,246           3,617             58,122
Distributions:
  Cash by Boston Celtics Limited Partnership to unitholders -
   $1.00 per unit                                                   (59,712)        (59,712)
  Cash by Celtics Limited Partnership to Boston Celtics
   Corporation (General Partner's Share)                            (95,000)                           (95,000)
Purchase of Boston Celtics Limited Partnership units for
 the treasury
Issuance of Boston Celtics Limited Partnership units from
 the treasury
Unrealized loss on marketable securities                             (1,510)         (1,510)
                                                                 ---------------------------------------------
BALANCE AT JUNE 30, 1997                                         $  737,837        $226,817          ($129,866)
                                                                 =============================================

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
             Consolidated Statements of Partners' Capital (Deficit)
                                  (continued)

                                                                          General Partners' Interests
                                                                       ----------------------------------
                                                                       Boston Celtics     Boston Celtics
                                                                       Communications      Broadcasting
                                                                          Limited             Limited
                                                                        Partnership         Partnership
                                                                       --------------     ---------------
BALANCE AT JUNE 30, 1994                                                 ($122,686)           $ 17,342
Net income for the year ended June 30, 1995                                144,619             195,060
Distributions:
  Boston Celtics Limited Partnership to unitholders
    Cash - $1.50 per unit
    Declared - $1.50 per unit
  Cash by Boston Celtics Broadcasting Limited Partnership to
   Celtics Communications, Inc. (General Partner's Share)                                      (74,000)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)
Purchase of 99% of General Partner's interest in Boston Celtics
 Communications Limited Partnership                                         74,858
Unrealized gain on marketable securities
                                                                         -----------------------------
BALANCE AT JUNE 30, 1995                                                    96,791             138,402
Net income for the year ended June 30, 1996                                543,588                 780
Distributions:
  Cash by Boston Celtics Limited Partnership to unitholders -
   $1.50 per unit
  Cash by Boston Celtics Broadcasting Limited Partnership to Celtics
   Communications, Inc. (General Partner's Share)                                             (152,887)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)
Sale of General Partner's interest in Boston Celtics Broadcasting
 Limited Partnership                                                                            13,705
Purchase of Boston Celtics Limited Partnership units for the treasury
Issuance of Boston Celtics Limited Partnership units from the treasury
Unrealized loss on marketable securities
                                                                         -----------------------------
BALANCE AT JUNE 30, 1996                                                   640,379                   0
Net income for the year ended June 30, 1997                                    507
Distributions:
  Cash by Boston Celtics Limited Partnership to unitholders -
   $1.00 per unit
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)
Purchase of Boston Celtics Limited Partnership units for the treasury
Issuance of Boston Celtics Limited Partnership units from the treasury
Unrealized loss on marketable securities
                                                                         -----------------------------
BALANCE AT JUNE 30, 1997                                                  $640,886            $      0
                                                                         =============================

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                 For the Year Ended
                                                                     --------------------------------------------
                                                                       June 30,        June 30,        June 30,
                                                                         1997            1996            1995
                                                                     ------------    ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                     $ 33,132,256    $ 31,322,745    $ 27,539,038
    Television and radio broadcast rights fees                         22,009,139      19,908,800      20,344,641
    Other, principally promotional advertising                          8,141,716       8,424,038       6,382,803
  Basketball playoff receipts                                                             360,895       2,278,100
                                                                     --------------------------------------------
                                                                       63,283,111      60,016,478      56,544,582

Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                      34,390,240      26,066,875      24,632,232
    Game expenses                                                       2,273,709       2,481,007       2,880,566
  Basketball playoff expenses                                                                             719,799
  General and administrative expenses                                  15,650,961      13,996,805      13,069,984
  Selling and promotional expenses                                      3,730,578       1,333,238       2,544,114
                                                                     --------------------------------------------
                                                                       56,045,488      43,877,925      43,846,695
                                                                     --------------------------------------------
                                                                        7,237,623      16,138,553      12,697,887

Interest income                                                         6,319,302       9,553,938       4,692,024
Interest expense                                                       (4,422,737)     (4,624,043)     (8,044,898)
Proceeds from league expansion                                                          4,490,673       4,814,814
Payment of income taxes                                                (2,372,220)     (4,973,883)     (3,751,320)
Payment of deferred compensation                                       (4,300,147)     (5,226,095)     (3,624,319)
                                                                     --------------------------------------------
  NET CASH FLOWS FROM CONTINUING OPERATIONS                             2,461,821      15,359,143       6,784,188
  NET CASH FLOWS (USED BY) FROM DISCONTINUED OPERATIONS                                (2,931,742)     23,981,166
                                                                     --------------------------------------------
  NET CASH FLOWS FROM OPERATING ACTIVITIES                              2,461,821      12,427,401      30,765,354













CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                             (43,482,870)    (55,272,268)    (76,285,589)
    Short term investments                                           (594,400,000)   (116,150,000)   (143,000,000)
  Proceeds from sales of:
    Marketable securities                                              47,925,944      53,355,561      54,237,041
    Short term investments                                            617,500,000     103,300,000      77,000,000
  Proceeds from the sale of Boston Celtics Broadcasting Limited
   Partnership                                                                         79,200,000
  Cash portion of net assets of Boston Celtics Broadcasting
   Limited Partnership sold                                                            (1,602,071)
  Capital expenditures                                                   (136,279)       (796,424)       (769,431)
  Other receipts (expenditures)                                          (441,129)        293,503        (825,359)
                                                                     --------------------------------------------
NET CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES                     26,965,666      62,328,301     (89,643,338)
                                                                     --------------------------------------------
NET CASH FLOWS (USED BY) FROM OPERATING AND INVESTING ACTIVITIES       29,427,487      74,755,702     (58,877,984)


                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
               Consolidated Statements of Cash Flows (Continued)


                                                                                  For the Year Ended
                                                                     --------------------------------------------
                                                                       June 30,        June 30,        June 30,
                                                                         1997            1996            1995
                                                                     ------------    ------------    ------------


CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                                        85,000,000
  Payment of bank borrowings                                                          (80,000,000)    (10,000,000)
  Purchase of Boston Celtics Limited Partnership units                (22,880,000)     (1,941,450)
  Purchase of interest in Boston Celtics Communications Limited
   Partnership from Celtics Communications Inc.                                                          (792,000)
  Cash distributions:
    To its minority interest holder from Boston Celtics
     Broadcasting Limited Partnership                                                  (7,797,244)     (3,774,000)
    To limited partners of Boston Celtics Limited Partnership          (5,935,876)    (18,061,500)     (9,599,583)
    To General Partners                                                   (95,000)       (536,395)       (486,500)
                                                                     --------------------------------------------
  NET CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES                  (28,910,876)   (108,336,589)     60,347,917
                                                                     --------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      516,611     (33,580,887)      1,469,933
Cash and cash equivalents at beginning of period                        5,982,128      39,563,015      38,093,082
                                                                     --------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  6,498,739    $  5,982,128    $ 39,563,015
                                                                     ============================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible subordinated note payable for 25%
   interest in Boston Celtics Broadcasting Limited Partnership                       $ 10,000,000
  Notes payable for acquisition of Boston Celtics Limited
   Partnership units                                                                 $ 14,365,096
  Net non-cash assets of Boston Celtics Broadcasting Limited
   Partnership sold                                                                  $  9,517,608


See notes to consolidated financial statements.

Note A - Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of the Boston Celtics Limited Partnership ("BCLP," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. BCLP, through its subsidiaries, owns and operates the Boston Celtics professional basketball team of the National Basketball Association and holds investments. All intercompany transactions are eliminated in consolidation.

Discontinued operations: The consolidated financial statements for fiscal 1996 and 1995 include the results of operations of the Communications Group, which comprised Television Station WFXT - Channel 25 of Boston, Massachusetts (sold July 7, 1995) and Radio Station WEEI of Boston, Massachusetts (sold June 30,
1994) as discontinued operations. Gains on their disposal were also included in discontinued operations. Revenues of discontinued operations were $534,000 and $51,897,000 for the years ended June 30, 1996 and 1995, respectively.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents, short-term investments, marketable securities and accounts receivable. The Partnership's cash equivalents, short-term investments and marketable securities represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been consistently within management's expectations.

Marketable Securities and Other Short Term Investments: The Partnership accounts for marketable securities and other short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities are classified as securities to be held to maturity, for trading, or available-for-sale.

Financial Instruments: The carrying value of financial instruments such as cash equivalents, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

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

Basketball Operations: Revenues, principally ticket sales and television and radio broadcasting fees, generally are recorded as revenues at the time the game to which such proceeds relate is played. Team expenses, principally player and coaches salaries, related fringe benefits and insurance, and game and playoff expenses, principally National Basketball Association attendance assessments and travel, are recorded as expense on the same basis. Accordingly, advance ticket sales and payments on television and radio broadcasting contracts and payments for team and game expenses not earned or incurred are recorded as deferred revenues and deferred expenses, respectively, and amortized ratably as regular season games are played. General and administrative and selling and promotional expenses are charged to operations as incurred.

Stock Options: The Partnership accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Partnership has adopted the disclosure provisions only of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Adoption of SFAS 123 did not have a material impact on the Partnership's financial statements.

Income Taxes: No provision for income taxes is required by BCLP as its income and expenses are taxable to or deductible to their partners. Celtics Capital Corporation ("CCC"), BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), wholly-owned subsidiary corporations of BCLP, are subject to income taxes and report their income tax provision, including the income (losses) of subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP") (prior to the sale of BCBLP on July 7, 1995), using the liability method in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes" (see Note M). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Under provisions of the Internal Revenue Code applicable to public limited partnerships, the Partnership will be taxable as a corporation commencing on July 1, 1998. Alternatively, pursuant to recent tax legislation, the Partnership could maintain partnership tax status by electing to pay a tax of 3.5% of gross income. In response to these prospective changes in the tax treatment of the Partnership, management is evaluating structural and other alternatives.

Net Income Per Unit: Net income per Unit is based upon the weighted average number of units outstanding each year plus any unit equivalents attributable to options, if material.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per unit and to restate all prior periods. Under the new requirements for calculating primary earnings per unit, the dilutive effect of rights to purchase units of Partnership interest will be excluded. The impact is expected to result in an increase in primary income from continuing operations per unit for the years ended June 30, 1997 and June 30, 1996 of $0.01 and $0.09 per unit, respectively, and is expected to result in an increase in primary net income per unit for the years ended June 30, 1997 and June 30, 1996 of $0.01 and $0.28, respectively. The impact of Statement 128 on the calculation of primary income from continuing operations per unit and primary net income per unit for the year ended June 30, 1995 is not expected to be material.

Note C - Marketable Securities and Other Short Term Investments

The following is a summary of marketable securities which are classified as available-for-sale securities:

                                                               Gross         Gross         Estimated
                                                             Unrealized    Unrealized        Fair
                                                 Cost          Gains         Losses          Value
                                              -----------    ----------    -----------    -----------

June 30, 1997:
  U.S. corporate debt securities              $16,719,000     $ 17,734     ($ 30,767)     $16,705,967
  U.S. government securities                   25,917,892       42,120       (93,296)      25,866,716
                                              -------------------------------------------------------
                                              $42,636,892     $ 59,854     ($124,063)     $42,572,683
                                              =======================================================
June 30, 1996:
  U.S. corporate debt securities              $ 7,952,261     $    630     ($ 63,625)     $ 7,889,266
  U.S. government securities                   38,724,409      426,956      (277,130)      38,874,235
                                              -------------------------------------------------------
                                              $46,676,670     $427,586     ($340,755)     $46,763,501
                                              =======================================================

Gross realized gains and losses on available-for-sale securities are as follows:

                                                  1997         1996
                                                ---------    ---------

U.S. corporate debt securities
  Gross realized gains                          $     521     $131,697
  Gross realized (losses)                         (34,805)      (1,455)
U.S. government securities
  Gross realized gains                            596,981       78,770
  Gross realized (losses)                        (201,646)    (310,150)
                                                -----------------------
Net realized gains (losses)                     $ 361,051    ($101,138)
                                                =======================

The net adjustment to unrealized holding gains and losses on available-for-sale securities included as a separate component of Partners' Capital (Deficit) resulted in losses of $151,040 in 1997 and $424,523 in 1996.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                            Estimated
                                                Cost        Fair Value
                                             -----------    -----------

Due in one year or less                      $25,872,690    $25,869,364
Due after one year through three years        10,203,560     10,205,554
Due after three years                          6,560,643      6,497,765
                                             --------------------------
                                             $42,636,893    $42,572,683
                                             ==========================

Other short term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. In addition, the Partnership has a $6,000,000 convertible note receivable from an unrelated company which has been classified as held-to-maturity and is carried at amortized cost, which approximates market value. This note has been recorded in other noncurrent assets. The note bears interest at LIBOR plus 1%, with quarterly interest payments beginning in May 1999 and quarterly payments of principal plus interest beginning February 2002 through the maturity of the note in January 2007. The note is secured by substantially all of the assets of this company. There were no unrealized gains or losses in any of these investments at June 30, 1997.

Note D - Property and Equipment

Property and equipment are summarized as follows:

                                                     June 30,
                                             ------------------------
                                                1997          1996
                                             ----------    ----------

Building and leasehold improvements          $1,184,244    $1,333,932
Furniture and fixtures                          440,965       377,350
                                             ------------------------
                                              1,625,209     1,711,282
Less accumulated depreciation                   715,793       526,469
                                             ------------------------
Net property and equipment                   $  909,416    $1,184,813
                                             ========================

Note E - Deferred Compensation and Other Compensation Arrangements

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:

Years ending June 30, 1998                   $ 1,767,000
                      1999                     1,497,000
                      2000                     1,254,000
                      2001                     1,156,000
                      2002                     1,082,000
                      2003 and thereafter      5,392,000
                                             -----------
                                             $12,148,000
                                             ===========


On June 28, 1996, the annual incentive payment arrangements between BCLP and Paul E. Gaston, Chairman of the Board of Celtics, Inc. ("CI"), the general partner of BCLP, were modified to permit him to elect to acquire Units of BCLP which contain certain significant restrictions as to vesting and transferability (hereinafter the "Restricted Units") in lieu of a cash payment. Mr. Gaston elected to receive Restricted Units in lieu of the $3,658,363 cash incentive compensation payment to which he was entitled for the year ended June 30, 1996. Based on a written report received from an independent employee benefits consultant regarding the appropriate discount to be applied, the Audit Committee of the Board of Directors of CI awarded 234,866 Restricted Units to Mr. Gaston. Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter. The fair market value of the Restricted Units awarded to Mr. Gaston will not be deductible for tax purposes currently, however, they will be deductible in the taxable year in which the restrictions pertaining to those Restricted Units expire.

Note F - Notes Payable

Notes payable represent outstanding borrowings by Celtics Limited Partnership ("CLP"), BCLP's 99% owned limited partnership which owns and operates the Boston Celtics basketball team, under a $50,000,000 loan with its commercial bank. The loan agreement as amended permits borrowings of up to $50,000,000 through December 31, 1997, with the available amount declining thereafter by $1,250,000 per quarter. The term of the loan extends through December 31, 2002. Interest is payable quarterly in arrears at a fixed annual rate of 6.35% from October 4, 1995 through December 31, 2002. Prior to October 4, 1995, the initial $30,000,000 borrowing bore interest at a fixed rate of 6.4% and borrowings in excess of the initial $30,000,000 bore interest at optional floating rates (7.375% and 4.875% at June 30, 1995 and 1994).

Effective January 1, 1998, the loan agreement requires quarterly payments of principal in the amount necessary to reduce the outstanding principal balance to equal the declining available borrowings, if necessary, together with interest. The borrowings under the bank loan are secured by all of the assets of and are the liability of CLP. The agreement relating to the commercial bank borrowing includes various provisions and covenants customary in lending arrangements of this type including limitations on distributions to unitholders.

Aggregate maturities of notes payable at June 30, 1997 are as follows:

Years ending June 30, 1998                  $ 2,500,000
                      1999                    5,000,000
                      2000                    5,000,000
                      2001                    5,000,000
                      2002                    5,000,000
                      2003 and thereafter    27,500,000

Interest charged to operations in connection with borrowings (including an $80,000,000 BCCLP loan with interest at floating rates (6.25% at June 30, 1995) from a commercial bank which was repaid on July 7, 1995, a $10,000,000 note payable with interest at 10% which was converted into a 25% interest in BCBLP on July 7, 1995, a BCBLP term loan with interest at optional floating rates (6.375% at June 30, 1994) from a commercial bank which was repaid during fiscal year 1995 and a $15,000,000 short-term loan with interest at 4% from the commercial bank borrowed and repaid during fiscal year 1994) were $3,219,000, $3,366,000, and $8,478,000 ($3,219,000, $3,366,000 and $7,890,000 from continuing operations) in the years ended June 30, 1997, 1996 and 1995, respectively.

Note G - Related Party Transactions

Management fee obligations of $820,000, $1,555,000 and $1,336,000 applicable to Boston Celtics Corporation, general partner of CLP, were charged to operations during the years ended June 30, 1997, 1996 and 1995, respectively. Boston Celtics Corporation receives a management fee of $750,000 per annum, subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. In addition, Celtics Communications, Inc., general partner of BCCLP and BCBLP, received aggregate management fees of $10,000 and $998,000 in 1996 and 1995, respectively, from BCCLP and BCBLP. The BCCLP fee was based on revenues generated by Radio Station WEEI AM-590 and the BCBLP fee was based on 2% percent of sales until these operations were sold in the years ended June 30, 1994 and June 30, 1996, respectively.

Note H - Commitments and Contingencies

The Partnership has employment agreements with officers, coaches and players of the basketball team (CLP). Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. The basketball team players are covered by the terms of a collective bargaining agreement which expires on June 30, 2001. Amounts required to be paid under such contracts in effect as of September 19, 1997, including option years and $10,343,000 included in accrued expenses at June 30, 1997, but excluding amounts previously earned (see Note E - Deferred Compensation), are as follows:

Years ending June 30, 1998                  $38,789,000
                      1999                   39,674,000
                      2000                   39,298,000
                      2001                   24,569,000
                      2002                   17,910,000
                      2003 and thereafter    33,800,000

BCLP maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on BCLP's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

The Partnership and its subsidiaries are also committed under noncancelable, long-term operating leases, substantially all of which are related to CLP, for certain of its facilities and equipment. Rent expense charged to operations during the years ended June 30, 1997, 1996 and 1995 was $292,000, $282,000, and
$2,272,000  ($292,000,  $282,000 and $1,667,000  from  continuing  operations), respectively. Minimum annual payments, including renewable option periods, required by these operating leases are as follows:

Years ending June 30, 1998                  $  290,000
                      1999                     304,000
                      2000                     319,000
                      2001                     334,000
                      2002                     350,000
                      2003 and thereafter    1,361,000

Note I - Options to Acquire Units of Partnership Interest

On December 31, 1993, the Partnership granted options to three employees to acquire 530,000 Limited Partnership Units of BCLP (Units) at the price of $16.25 per Unit, less all cash distributions per Unit made by the Partnership from July 31, 1993 to the date of exercise. All of the options expire ten years from the date of grant, and at June 30, 1997, all of the options were fully vested. On June 27, 1997, the Audit Committee of the Board of Directors of CI (the general partner of BCLP) voted to offer the three option holders the right to exchange their options to purchase BCLP Units for an equal number of restricted Units of Partnership interest. The exchange ratio was determined based on a written report received from an independent employee benefits consultant regarding the respective values of the restricted Units and the options to purchase BCLP Units, and the option holders were required to make this election on or prior to July 7, 1997. On June 30, 1997, Paul E. Gaston elected to exchange his options to purchase 250,000 BCLP Units for 250,000 restricted Units of Partnership interest. Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter. As a result of this exchange, $519,000 was charged to compensation expense in 1997, representing the difference between the fair market value of the restricted Units and the in-the-money value of the optioned Units.

In addition to exercising the right to purchase units pursuant to the options, a holder may exercise a Unit Appreciation Right, entitling the holder to receive an amount equal to the excess of the fair market value of a Unit, determined on the date of exercise over the exercise price of the related option on the date the Unit Appreciation Right was granted in which event options for an equivalent number of units will be canceled. In the sole discretion of the General Partner of BCLP payments of amounts payable pursuant to Unit Appreciation Rights may be made solely in Units, solely in cash, or in a combination of cash and Units. The compensation element of the options, $2,208,000, $1,851,000 and $3,174,000 in the years ended June 30, 1997, 1996 and 1995, respectively, is being charged to earnings ratably over the period from the date of grant until the date of exercise based on the difference between the exercise and market price of the optioned Units at the end of each quarter. The market price of Limited Units of BCLP on June 30, 1997 was $24.75.

Note J - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $300,000, $206,000, and $375,000 ($300,000, $206,000 and $129,000 from continuing operations) during the years ended June 30, 1997, 1996 and 1995, respectively.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association. Costs of these plans charged to operations amounted to $368,000, $359,000, and $325,000 during the years ended June 30, 1997, 1996 and 1995, respectively.

Note K - Cash Flows

Reconciliations of net income to net cash flows from operating activities are as follows:

                                                                                    Year Ended June 30,
                                                                         ----------------------------------------
                                                                            1997          1996           1995
                                                                         ----------    -----------    -----------

Net income                                                               $  420,306    $54,200,529    $16,156,006
Items not affecting cash flows from operating activities:
  Depreciation                                                              189,324        149,046        766,264
  Amortization                                                              164,702        166,211        343,695
  Provision for doubtful accounts                                                                         185,193
  Increase in note issued on redemption of Partnership interest           1,055,668        988,853
  Changes in:
    Accrued interest receivable                                            (264,625)     1,445,311     (1,815,877)
    Accounts receivable                                                   1,126,788       (378,126)    (4,616,167)
    Notes receivable                                                        (80,772)     4,444,444     (4,444,444)
    Accounts payable and accrued expenses                                   816,434     (5,395,131)    10,117,311
    Deferred compensation                                                (3,947,474)    (3,683,023)    (1,751,374)
    Deferred revenues                                                       255,273     (2,756,599)     8,086,174
    Other non-current liabilities                                         3,995,000      1,851,250        850,000
  Net realized gains (losses) on disposition of marketable securities
   and other short-term investments                                        (361,051)       101,138       (110,254)
  Minority interest in earnings of BCBLP                                                    27,391      6,853,486
  Gain on sale of BCBLP                                                                (38,330,907)
  Other                                                                    (907,752)      (402,986)       145,341
                                                                         ----------------------------------------
Net cash flows from operating activities                                 $2,461,821    $12,427,401    $30,765,354
                                                                         ========================================


The change in accounts receivable is after write-offs, net of recoveries, of $397,544 in 1995.

Note L - Quarterly Results (Unaudited)

A summary of operating results, net income per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 1997 is set forth below (000's omitted, except for per unit amounts):

                                                                                Quarter Ended
                                                         -------------------------------------------------------------
                                                         September 30,   December 31,   March 31,   June 30,
                                                             1996            1996         1997        1997      Total
                                                         -------------   ------------   ---------   --------   -------

Year Ended June 30,1997:
Revenues                                                    $     0        $20,630       $33,865    $ 8,503    $62,998
Income (loss) from continuing operations                     (3,207)         4,544        10,006    (10,923)       420
Net income (loss)                                            (3,207)         4,544        10,006    (10,923)       420
Net income (loss) applicable to Limited Partners             (3,150)         4,444         9,791    (10,727)       358
Per Unit:
  Income (loss) from continuing operations applicable
   to Limited Partners                                        ($.54)          $.76         $1.83     ($2.10)      $.06
  Net income (loss) applicable to Limited Partners            ($.54)          $.76         $1.83     ($2.10)      $.06
  Distributions declared to BCLP unitholders:                                $1.00                               $1.00


                                                                                Quarter Ended
                                                         -------------------------------------------------------------
                                                         September 30,   December 31,   March 31,   June 30,
                                                             1995            1995         1996        1996      Total
                                                         -------------   ------------   ---------   --------   -------

Year Ended June 30, 1996:
Revenues                                                    $     0        $21,615       $34,062     $9,103    $64,780
Income (loss) from continuing operations                     (3,008)         8,649        10,913       (767)    15,787
Net income (loss)                                            36,205          7,849        10,913       (767)    54,200
Net income (loss) applicable to Limited Partners             35,301          7,707        10,677       (776)    52,909
Per Unit:
  Income (loss) from continuing operations applicable
   to Limited Partners                                        ($.49)         $1.46         $1.84      ($.13)     $2.59
  Net income (loss) applicable to Limited Partners            $5.75          $1.33         $1.84      ($.13)     $8.89
  Distributions declared to BCLP unitholders:                                                         $1.50      $1.50


Note M - Income Taxes

For financial reporting purposes a valuation allowance of $7.9 million was established in 1994 to reduce the deferred tax assets (principally related to intangibles) acquired in the merger to the amount considered realizable on a more likely than not basis. The allowance was eliminated in 1995 as a result of the closing of the agreement between BCLP and Fox Television, Inc. (see Note A
- Basis of Presentation). Taxes related to the agreement have been provided as a component of income from discontinued operations. Components of deferred tax liabilities and assets, all of which relate to Holdings or its subsidiary partnerships BCCLP and BCBLP, are as follows:

                                                                           June 30
                                                            ---------------------------------------
                                                               1997          1996          1995
                                                            -----------   -----------   -----------

Deferred tax liabilities:
  Deposit related to issuance of option to acquire 26%
   partnership interest in BCBLP (tax over financial
   basis)                                                                               $ 6,000,000
  Financial basis in excess of tax basis of assets
   related to restructuring of ownership of BCCLP           $20,100,000   $20,100,000    11,000,000
                                                            ---------------------------------------
      Total deferred tax liabilities                         20,100,000    20,100,000    17,000,000
Deferred tax assets:
  Intangibles arising from acquisition of BCBLP in a
   merger accounted for as a transaction between entities
   under common control (tax over financial basis)                                       11,000,000
                                                            ---------------------------------------
      Net deferred tax assets                                                            11,000,000
                                                            ---------------------------------------
      Net deferred tax liability                            $20,100,000   $20,100,000   $ 6,000,000
                                                            =======================================

At June 30, 1997, deferred taxes of $20,100,000 represent the tax effected difference between the tax and financial statement bases of the net assets of Holdings and CII.

At June 30, 1997, the tax basis of the net assets of BCLP and CLP exceeded their financial bases by approximately $45,000,000, consisting primarily of Deferred Compensation of $13,000,000, other compensation of $4,000,000 and the National Basketball Franchise of $28,000,000. A substantial part of the Deferred Compensation will be paid prior to July 1, 1998, when BCLP may become subject to federal income taxes. No deferred tax assets or liabilities have been provided for these differences because BCLP and CLP are not subject to income taxes.

The provision for income taxes included in the consolidated statements of income consists of the following:

                                   1997          1996           1995
                                ----------    -----------    ----------

Current:
  Federal                       $1,100,000    $ 2,550,000    $5,000,000
  State                            300,000        800,000     1,750,000
                                ---------------------------------------
    Total current                1,400,000      3,350,000     6,750,000
                                ---------------------------------------

Deferred:
  Federal                                      12,500,000
  State                                         3,800,000
                                ---------------------------------------
    Total deferred                             16,300,000
                                ---------------------------------------
                                $1,400,000    $19,650,000    $6,750,000
                                =======================================

A reconciliation of the statutory federal income tax rate applied to reported pre-tax earnings of CII, CCC, Holdings, BCCLP and BCBLP ($3,270,000 in 1997, $60,252,000 in 1996 and $23,400,000 in 1995) before deduction of taxable minority interest ($6,800,000 in 1995) to the effective tax rate of the provision is:

                                                         1997      1996      1995
                                                         -----     -----     ------

Statutory federal income tax rate                        34.0%     34.0%      34.0%
State income taxes, net of federal tax benefit            6.2       6.3        6.3
Income tax applicable to sale of BCBLP charged to
 discontinued operations when the sale was realized                          (11.7)
Benefit from recognition of deferred tax assets
 resulting from prior merger transaction                           (8.2)
Other                                                     2.6       0.5        0.5
                                                         --------------------------
Effective tax rate                                       42.8%     32.6%      29.1%
                                                         ==========================

Note N - Accounts Payable and Accrued Expenses

The balances include accrued compensation of $11,163,000 and $12,265,000 at June 30, 1997 and 1996, respectively, and accrued management fees of $70,000 and $805,000 due to the general partners of the Partnership and its subsidiaries at June 30, 1997 and 1996, respectively.

Note O - Redemptions of Partnership Interests

On November 30, 1996, the Partnership, through its wholly-owned subsidiary CCC, acquired an aggregate of 780,000 units representing assignments of beneficial ownership of limited partnership interest in BCLP. The units were acquired from a principal unitholder and an entity which is an affiliate of the unitholder for an aggregate purchase price of $22,880,000, or $29.3333 for each unit acquired. On June 30, 1997, the Partnership purchased these units from CCC. The units acquired have been classified as treasury units and the purchase price has been recorded as a reduction of BCLP Limited Partners Capital (Deficit). Upon the acquisition of the units, the principal unitholder resigned from his positions as Vice Chairman of the Board and as a director of Celtics, Inc.

On August 30, 1995 the Partnership redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in BCLP. The redeemed units were beneficially owned by a principal unitholder and his family. The principal unitholder received two notes from BCLP in exchange for 668,144 units acquired by BCLP from him. The two notes have an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired from him. The two notes, which are due and payable on July 1, 2000 (unless prepaid earlier pursuant to mandatory prepayment provisions contained therein) also provide that the amounts to be paid to such unitholder pursuant to the terms of the notes will be increased by specified amounts on each July 1 during their term. If the principal unitholder holds the two notes until July 1, 2000, he would be entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes bear interest payable quarterly at the rate of 7.76% per annum. Interest of $2,247,134 and $2,008,909 related to these notes was charged to operations in 1997 and 1996, respectively. At June 30, 1997, the aggregate balance of the notes, including scheduled increases in the note balances, amounted to $16,409,617. Under the terms of the redemption, the principal unitholder's family members were paid $1,941,450, equal to $21.50 in cash for each of the 90,300 units acquired from them.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOSTON CELTICS LIMITED PARTNERSHIP

                                        By: Celtics, Inc., General Partner
                                            -----------------------------------

Date:  September 26, 1997               By: /s/ PAUL E. GASTON
                                            -----------------------------------
                                            Paul E. Gaston
                                            Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title*                       Date
-----------------------     ---------------------------     ------------------

/s/ STEPEN C. SCHRAM        Director and President          September 26, 1997
    Stephen C. Schram


/s/ DON F. GASTON           Director                        September 26, 1997
    Don F. Gaston


/s/ PAULA B. GASTON         Director                        September 26, 1997
    Paula B. Gaston


/s/ JOHN H.M. LEITHEAD      Director                        September 26, 1997
    John H.M. Leithead


/s/ JOHN B. MARSH, III      Director                        September 26, 1997
    John B. Marsh, III


/s/ RICHARD G. POND         Executive Vice President,       September 26, 1997
    Richard G. Pond         Chief Financial Officer and
                            Chief Accounting Officer

<F*>   Title indicates position with General Partner.