Form 10-Q
period 1997-09-30
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1997-11-07
CIK 805009

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended September 30, 1997               Commission File No. 19324


                      Boston Celtics Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                 04-2936516
---------------------------------------    ------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)


    151 Merrimac Street, Boston, MA                       02114
----------------------------------------   ------------------------------------
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

Yes  [X]     No  [ ]

The number of Units outstanding as of September 30, 1997 was 5,346,164 Units representing Limited Partnership Interests.

                        Part I - Financial Information

Item I - Financial Statements

                      BOSTON CELTICS LIMITED PARTNERSHIP
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                     September 30,       June 30,
                                                                         1997              1997
                                                                     -------------     ------------
                                                                      (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                            $ 11,334,403      $  6,498,739
Marketable securities                                                  27,462,397        42,572,683
Other short-term investments                                           70,488,948        49,671,153
Accounts receivable                                                       196,784         2,667,438
Prepaid federal and state income taxes                                                      432,895
Deferred game costs                                                     7,335,477
Prepaid expenses and other current assets                               2,546,279         1,958,238
                                                                     ------------------------------
      TOTAL CURRENT ASSETS                                            119,364,288       103,801,146

PROPERTY AND EQUIPMENT, net of depreciation of $756,969 in
 September and $715,793 in June                                         1,082,562           909,416
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization
 of $2,197,920 in September and $2,159,360 in June                      3,971,661         4,010,221
OTHER INTANGIBLE ASSETS, net of amortization of $49,699 in
 September and $47,083 in June                                            900,861           903,477
OTHER ASSETS                                                            9,684,970         9,575,396
                                                                     ------------------------------
                                                                     $135,004,342      $119,199,656
                                                                     ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                $ 11,240,443      $ 12,877,723
Deferred game revenues                                                 28,780,776         5,584,848
Federal and state income taxes payable                                    233,799
Notes payable to bank - current portion                                 3,750,000         2,500,000
Notes payable                                                          16,691,907        16,409,617
Deferred compensation - current portion                                 1,997,693         1,767,263
                                                                     ------------------------------
      TOTAL CURRENT LIABILITIES                                        62,694,618        39,139,451

DEFERRED FEDERAL AND STATE INCOME TAXES                                20,100,000        20,100,000
NOTES PAYABLE TO BANK - noncurrent portion                             46,250,000        47,500,000
DEFERRED COMPENSATION - noncurrent portion                             10,061,795        10,380,296
OTHER NON-CURRENT LIABILITIES                                           7,527,500         9,870,000




PARTNERS' CAPITAL (DEFICIT)
Boston Celtics Limited Partnership -
  General Partner                                                         188,684           226,817
  Limited Partners                                                    (12,303,161)       (8,527,928)
                                                                     ------------------------------
                                                                      (12,114,477)       (8,301,111)

Celtics Limited Partnership - General Partner                            (156,065)         (129,866)
Boston Celtics Communications Limited Partnership - General
 Partner                                                                  640,971           640,886
                                                                     ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                     (11,629,571)       (7,790,091)
                                                                     ------------------------------
                                                                     $135,004,342      $119,199,656
                                                                     ==============================


See notes to condensed consolidated financial statements.

                      BOSTON CELTICS LIMITED PARTNERSHIP
                               and Subsidiaries
              Condensed Consolidated Statements of Income (Loss)
                                   Unaudited

                                                                          Three Months Ended
                                                                   --------------------------------
                                                                   September 30,      September 30,
                                                                       1997               1996
                                                                   -------------      -------------

Costs and expenses:
  General and administrative                                        $ 2,877,083        $ 2,552,805
  Selling and promotional                                               497,021            427,377
  Depreciation                                                           48,053             48,215
  Amortization of NBA franchise and other intangible assets              41,176             41,176
                                                                    ------------------------------
                                                                     (3,463,333)        (3,069,573)
Interest expense                                                     (1,479,028)        (1,608,547)
Interest income                                                       1,566,690          1,837,563
Net realized gains on disposition of marketable
 securities and other short-term investments                             10,038            133,069
                                                                    ------------------------------
Loss from continuing operations before income taxes                  (3,365,633)        (2,707,488)
Provision for income taxes                                              500,000            500,000
                                                                    ------------------------------
Net loss                                                             (3,865,633)        (3,207,488)

Net loss applicable to interests of General Partners                    (64,509)           (57,242)
                                                                    ------------------------------
Net loss applicable to interests of Limited Partners                ($3,801,124)       ($3,150,246)
                                                                    ==============================

Net loss per Unit                                                        ($0.71)            ($0.54)
Average units outstanding throughout the period                       5,346,164          5,876,164


See notes to condensed consolidated financial statements.

                      BOSTON CELTICS LIMITED PARTNERSHIP
                               and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                   Unaudited

                                                                      For the Three Months Ended
                                                                    ------------------------------
                                                                    September 30,    September 30,
                                                                        1997             1996
                                                                    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                    $ 23,488,716     $ 19,101,711
    Television and radio broadcast rights fees                         1,705,500        1,363,709
    Other, principally promotional advertising                           498,319          503,725
                                                                    -----------------------------
                                                                      25,692,535       20,969,145
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                      8,966,264        7,554,936
    Game expenses                                                         19,856           54,562
  General and administrative expenses                                  4,713,619        7,526,175
  Selling and promotional expenses                                       910,613          711,000
                                                                    -----------------------------
                                                                      14,610,352       15,846,673
                                                                    -----------------------------
                                                                      11,082,183        5,122,472
  Interest expense                                                    (1,132,352)      (1,111,704)
  Interest income                                                      1,701,788        1,753,469
  Income taxes refunded (paid)                                           166,694         (452,062)
  Payment of deferred compensation                                      (128,184)      (2,305,799)
                                                                    -----------------------------
  NET CASH FLOWS FROM OPERATING ACTIVITIES                            11,690,129        3,006,376
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                            (27,330,855)      (3,463,751)
    Short-term investments                                          (166,600,000)    (250,100,000)
  Proceeds from sales of:
    Marketable securities                                             19,905,165        9,497,187
    Short-term investments                                           168,092,400      251,200,000
  Capital expenditures                                                  (221,199)         (19,099)
  Other receipts (expenditures)                                         (699,976)        (796,504)
                                                                    -----------------------------
      NET CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES              (6,854,465)       6,317,833
                                                                    -----------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              4,835,664        9,324,209
Cash and cash equivalents at beginning of period                       6,498,739        5,982,128
                                                                    -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 11,334,403     $ 15,306,337
                                                                    =============================

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements


-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------


Note 1 - The condensed consolidated financial statements include the accounts of the Boston Celtics Limited Partnership ("BCLP," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. BCLP, through its subsidiaries, owns and operates the Boston Celtics professional basketball team of the National Basketball Association and holds investments. All intercompany transactions are eliminated in consolidation. Certain amounts in 1996 have been reclassified to permit comparison.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1997.

Note 3 - Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in deferred game costs or deferred game revenues on the condensed consolidated balance sheets.

Note 4 - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per unit and to restate all prior periods. Under the new requirements for calculating primary earnings per unit, the dilutive effect of rights to purchase units of Partnership interest will be excluded. The impact of Statement 128 on net loss per unit for the three months ended September 30, 1997 and September 30, 1996 is not expected to be material.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------

         Certain statements and information included herein are "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Partnership's expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the team's competitive success, uncertainties as to increases in players' salaries, the team's ability to attract and retain talented players, uncertainties relating to labor relations involving players, the risk of injuries to key players and uncertainties regarding media contracts.

General

         The Partnership had a consolidated net loss of $3,866,000 or $0.71 per unit in the three months ended September 30, 1997 compared with a consolidated net loss of $3,207,000 or $0.54 per unit in the three months ended September 30, 1996. The Partnership had consolidated cash flows from operating activities of $11,690,000 in the three months ended September 30, 1996 compared with consolidated cash flows from operating activities of $3,006,000 in the three months ended September 30, 1996.

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

         For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the National Basketball Association ("NBA") regular season begins in late October or early November, the Partnership's first fiscal quarter, which ends on September 30th, will generally include limited or no revenue and will reflect a loss attributable to general and administrative and selling and promotional expenses incurred in the quarter. Based on the present NBA game schedule, the Partnership will generally recognize approximately one-third of its annual regular season revenue in the second quarter, approximately one-half of such revenue in the third quarter and the remainder in the fourth quarter, and it will recognize any of its playoff revenue in the fourth quarter.

Results of Operations

         The following discussion compares results of operations of the Partnership and its subsidiaries for the three months ended September 30, 1997 compared with the three months ended September 30, 1996.

         The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played. Since the NBA regular season begins in late October or early November, the Boston Celtics realize only costs attributable to general and administrative and selling and promotional expenses during the first quarter of each year. All revenues and team and game expenses have been deferred during the quarter ended September 30.

         General and administrative expenses increased $325,000 or 13% in the three-month period ended September 30, 1997 compared to the comparable period in 1996. The increase in 1997 was primarily attributable to increases in professional expenses ($183,000) and personnel expenses ($169,000).

         Selling and promotional expenses increased $70,000 or 16% in the three-month period ended September 30, 1997 compared to the comparable period in 1996. The increase in 1997 was attributable to increases in salary and other personnel costs related to marketing ($70,000).

         Interest expense decreased $130,000 or 8% in the three months ended September 30, 1997 compared to the comparable period in 1996. The decrease in 1997 was primarily a result of a decrease in the deferred compensation liability.

         Interest income decreased $271,000 or 15% in the three-month period ended September 30, 1997 compared to the same period in 1996. The decrease is attributable to a reduction in funds available for investment.

Liquidity and Capital Resources

         The Partnership generated approximately $11,690,000 and $3,006,000 in cash flows from operations in the three months ended September 30, 1997 and 1996, respectively. Capital expenditures amounted to approximately $221,000 and $19,000 in the three months ended September 30, 1997 and 1996, respectively. At September 30, 1997 the Partnership had approximately $11,334,000 of available cash, $27,462,000 of marketable securities and $70,489,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and notes related to redeemed partnership units and for general partnership purposes, working capital needs or for possible investments or acquisitions. The Partnership has a $50,000,000 loan from a commercial bank, all of which was outstanding at September 30, 1997. The loan is secured by the assets of Celtics Limited Partnership, BCLP's 99%-owned limited partnership which owns and operates the Boston Celtics basketball team, and contains certain financial and operating covenants. In addition, at September 30, 1997, the aggregate outstanding principal balance of the notes relating to redeemed Partnership units amounted to approximately $16,692,000.

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

         No cash distributions to unitholders of BCLP were declared or paid during the quarters ended September 30, 1997 and 1996. Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership. Management believes that its cash, cash equivalents, marketable securities and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through September 30, 1998.

Tax Law Changes

         Under provisions of the Internal Revenue Code applicable to public limited partnerhsips, the Partnership will be taxable as a corporation commencing on July 1, 1998. Alternatively, pursuant to recent tax legislation, the Partnership could maintain partnership tax status by electing to pay a tax of 3.5% gross income. In response to these prospective changes in the tax treatment of the Partnership, management is evaluating structural and other alternatives.

                          Part II - Other Information

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------


ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits -
            Exhibit (11) - Statement re: computation of earnings per unit. Exhibit (27) - Financial data schedule.

         Reports on Form 8-K -
            None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOSTON CELTICS LIMITED PARTNERSHIP
                                         --------------------------------------
                                                      (Registrant)

                                         By: Celtics, Inc., its General Partner


Dated:  November 7, 1997                 By: /s/ Richard G. Pond
                                             ----------------------------------
                                                 Richard G. Pond
                                                 Executive Vice President and
                                                   Chief Financial Officer