Form 10-Q
period 1997-12-31
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1998-02-06
CIK 805009

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended December 31, 1997         Commission File No. 19324



                      Boston Celtics Limited Partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                 04-2936516
-------------------------------------    --------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)


      151 Merrimac Street, Boston, MA                        02114
--------------------------------------------    -------------------------------
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

                             Yes  [X]     No  [ ]

The number of Units outstanding as of December 31, 1997 was 5,346,164 of Limited Partnership Interest.

                        Part I - Financial Information
Item I - Financial Statements

                      BOSTON CELTICS LIMITED PARTNERSHIP
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets


                                                                         December 31,       June 30,
                                                                             1997             1997
                                                                         -------------    -------------
                                                                          (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   7,142,146    $   6,498,739
  Marketable securities                                                     29,251,018       42,572,683
  Other short-term investments                                              73,368,911       49,671,153
  Accounts receivable                                                           18,893        2,667,438
  Deferred game costs                                                        2,334,963
  Prepaid income taxes                                                                          432,895
  Prepaid expenses                                                           1,556,693        1,958,238
                                                                         ------------------------------
      TOTAL CURRENT ASSETS                                                 113,672,624      103,801,146

PROPERTY AND EQUIPMENT, net of depreciation of $817,600 in December
 and $715,793 in June                                                        1,139,727          909,416
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization of
 $2,236,479 in December and $2,159,360 in June                               3,933,102        4,010,221
OTHER INTANGIBLE ASSETS, net of amortization of $52,315 in December
 and $47,083 in June                                                           902,232          903,477
OTHER ASSETS                                                                 9,290,911        9,575,396
                                                                         ------------------------------
                                                                         $ 128,938,596    $ 119,199,656
                                                                         ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  10,475,833    $  12,877,723
  Distribution payable                                                       5,400,522
  Deferred game revenues                                                    18,252,391        5,584,848
  Federal and state income taxes payable                                       233,799
  Notes payable to bank - current portion                                                     2,500,000
  Notes payable                                                             16,974,198       16,409,617
  Deferred compensation - current portion                                    1,994,360        1,767,263
                                                                         ------------------------------
      TOTAL CURRENT LIABILITIES                                             53,331,103       39,139,451

DEFERRED FEDERAL AND STATE INCOME TAXES                                     20,100,000       20,100,000
NOTES PAYABLE TO BANK - noncurrent portion                                  50,000,000       47,500,000
DEFERRED COMPENSATION - noncurrent portion                                   9,814,081       10,380,296
OTHER NON-CURRENT LIABILITIES                                                6,372,500        9,870,000




PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                                            197,136          226,817
    Limited Partners                                                       (11,431,130)      (8,527,928)
                                                                         ------------------------------
                                                                           (11,233,994)      (8,301,111)
  Celtics Limited Partnership - General Partner                                (86,147)        (129,866)
  Boston Celtics Communications Limited Partnership - General Partner          641,053          640,886
                                                                         ------------------------------
      TOTAL PARTNERS' CAPITAL (DEFICIT)                                    (10,679,088)      (7,790,091)
                                                                         ------------------------------
                                                                         $ 128,938,596    $ 119,199,656
                                                                         ==============================


See notes to condensed consolidated financial statements.

                      BOSTON CELTICS LIMITED PARTNERSHIP
                               and Subsidiaries
                  Condensed Consolidated Statements of Income
                                   Unaudited


                                                                            Six Months Ended               Three Months Ended
                                                                      ----------------------------    ----------------------------
                                                                      December 31,    December 31,    December 31,    December 31,
                                                                          1997            1996            1997            1996
                                                                      ------------    ------------    ------------    ------------

Revenues:
  Basketball regular season -
    Ticket sales                                                      $ 12,797,000    $ 10,663,000    $ 12,797,000    $ 10,663,000
    Television and radio broadcast rights fees                           9,345,000       7,074,000       9,345,000       7,074,000
  Other, principally promotional advertising                             3,132,000       2,893,000       3,132,000       2,893,000
                                                                      ------------------------------------------------------------
                                                                        25,274,000      20,630,000      25,274,000      20,630,000
                                                                      ------------------------------------------------------------

Costs and expenses:
  Basketball regular season -
    Team                                                                14,346,000      11,245,000      14,346,000      11,245,000
    Game                                                                   912,000         713,000         912,000         713,000
  General and administrative                                             5,065,506       5,898,944       2,188,423       3,346,139
  Selling and promotional                                                1,721,945       1,474,495       1,224,924       1,047,118
  Depreciation                                                             101,807          96,970          53,754          48,755
  Amortization of NBA franchise and other intangible assets                 82,351          82,352          41,175          41,176
                                                                      ------------------------------------------------------------
                                                                        22,229,609      19,510,761      18,766,276      16,441,188
                                                                      ------------------------------------------------------------
                                                                         3,044,391       1,119,239       6,507,724       4,188,812
Interest expense                                                        (2,949,868)     (3,041,773)     (1,470,840)     (1,433,226)
Interest income                                                          3,296,253       3,663,429       1,729,563       1,825,866
Net realized gains (losses) on disposition of marketable securities
 and other short-term investments                                           (1,046)        395,356         (11,084)        262,287
                                                                      ------------------------------------------------------------
Income before income taxes                                               3,389,730       2,136,251       6,755,363       4,843,739
Provision for income taxes                                                 900,000         800,000         400,000         300,000
                                                                      ------------------------------------------------------------
Net income                                                               2,489,730       1,336,251       6,355,363       4,543,739
Net income applicable to interests of General Partners                      68,344          42,515         132,854          99,757
                                                                      ------------------------------------------------------------
Net income applicable to interests of Limited Partners                $  2,421,386    $  1,293,736    $  6,222,509    $  4,443,982
                                                                      ============================================================

Net income per unit - basic                                           $       0.50    $       0.23    $       1.28    $       0.83
Net income per unit - assuming dilution                               $       0.44    $       0.22    $       1.13    $       0.76
Distributions declared per unit                                       $       1.00    $       1.00    $       1.00    $       1.00

See notes to condensed consolidated financial statements.

                      BOSTON CELTICS LIMITED PARTNERSHIP
                               and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                   Unaudited

                                                                  For the Six Months Ended
                                                                -----------------------------
                                                                December 31,    December 31,
                                                                    1997            1996
                                                                ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                $ 30,728,370    $ 25,023,087
    Television and radio broadcast rights fees                     7,724,116       6,148,244
    Other, principally promotional advertising                     1,921,689       1,999,677
                                                                ----------------------------
                                                                  40,374,175      33,171,008

Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                 18,341,611      15,115,111
    Game expenses                                                    950,407         816,816
  General and administrative expenses                              7,783,736      10,316,217
  Selling and promotional expenses                                 2,175,533       1,907,677
                                                                ----------------------------
                                                                  29,251,287      28,155,821
                                                                ----------------------------
                                                                  11,122,888       5,015,187
Interest expense                                                  (2,125,435)     (2,223,407)
Interest income                                                    3,300,002       3,288,426
Payment of income taxes                                             (233,306)     (1,872,220)
Payment of deferred compensation                                    (418,148)     (2,807,430)
                                                                ----------------------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES                    11,646,001       1,400,556
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                        (37,394,187)    (24,380,826)
    Short-term investments                                      (409,694,599)   (388,300,000)
  Proceeds from sales of:
    Marketable securities                                         28,100,888      27,051,250
    Short-term investments                                       408,382,400     419,000,000
  Capital expenditures                                              (332,118)        (44,558)
  Other receipts (expenditures)                                      (64,978)       (366,048)
                                                                ----------------------------
      NET CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES         (11,002,594)     32,959,818
                                                                ----------------------------
      NET CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES         643,407      34,360,374







CASH FLOWS USED BY FINANCING ACTIVITIES
  Proceeds from bank borrowings                                   50,000,000
  Payment of bank borrowings                                     (50,000,000)
  Purchase of Boston Celtics Limited Partnership units                           (22,880,000)
  Cash distributions to limited partners
   of Boston Celtics Limited Partnership                                          (5,935,876)
                                                                ----------------------------
      NET CASH FLOWS USED BY FINANCING ACTIVITIES                                (28,815,876)
                                                                ----------------------------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                      643,407       5,544,498
Cash and cash equivalents at beginning of period                   6,498,739       5,982,128
                                                                ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  7,142,146    $ 11,526,626
                                                                ============================

NON-CASH FINANCING ACTIVITIES
Distributions declared to limited partners of Boston Celtics
 Limited Partnership                                               5,400,522


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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1997 and the Form 10-Q for the quarter ended September 30, 1997.

Note 3 - Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in deferred game costs or deferred game revenues on the condensed consolidated balance sheets.

Note 4 - On December 15, 1997, Celtics Limited Partnership ("CLP"), the Partnership's 99%-owned limited partnership which owns and operates the Boston Celtics basketball team, entered into a $60,000,000 credit facility with its commercial bank, consisting of a $50,000,000 term loan and a $10,000,000 revolving line of credit. As of December 31, 1997, no borrowings were outstanding against the $10,000,000 revolving line of credit. The proceeds from the $50,000,000 term loan were used to repay a separate $50,000,000 loan from a commercial bank.

Under the terms of the $50,000,000 term loan agreement, interest is payable quarterly in arrears at a fixed annual rate of 6.29% from December 15, 1997 through December 15, 2007. Principal payments are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan.

The $10,000,000 revolving line of credit agreement expires on December 15, 2000, with two automatic one-year extensions cancelable at the option of the commercial bank. Interest on any borrowings under the revolving line of credit accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%.

Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of CLP. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type, including limitations on distributions to partners of CLP.

Note 5 - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). The Partnership adopted Statement 128 on December 31, 1997. All prior period earnings per unit amounts have been restated to conform with the provisions of Statement 128. The adoption of Statement 128 increased basic net income per unit for the six and three months ended December 31, 1996 by $0.01 and $0.07, respectively.

The following table sets forth the computation of basic and diluted earnings per unit:


                                                                       Six Months Ended               Three Months Ended
                                                                 ----------------------------    ----------------------------
                                                                 December 31,    December 31,    December 31,    December 31,
                                                                     1997            1996            1997            1996
                                                                 ------------    ------------    ------------    ------------

Numerator for basic and diluted earnings per unit:
  Net income before interests of General Partners                $ 2,489,730     $ 1,336,251     $ 6,355,363     $ 4,543,739
  Applicable to interests of General Partners of subsidiary
   partnerships                                                       43,886          29,447          70,000          54,868
                                                                 -----------------------------------------------------------
                                                                   2,445,844       1,306,804       6,285,363       4,488,871
  Applicable to 1% General Partnership interest of BCLP               24,458          13,068          62,854          44,889
                                                                 -----------------------------------------------------------
  Applicable to interests of Limited Partners                    $ 2,421,386     $ 1,293,736     $ 6,222,509     $ 4,443,982
                                                                 ===========================================================

Denominator:
  Denominator for basic earnings per unit - weighted average
   shares                                                          4,861,278       5,505,626       4,861,278       5,369,974
    Effect of dilutive securities:
      Options to purchase units of Partnership interest              180,966         239,651         178,474         241,843
      Restricted stock                                               484,886         234,886         484,886         234,886
                                                                 -----------------------------------------------------------
  Denominator for diluted earnings per unit                        5,527,130       5,980,163       5,524,638       5,846,703
                                                                 ===========================================================
Basic earnings per unit                                          $      0.50     $      0.23     $      1.28     $      0.83
                                                                 ===========================================================
Diluted earnings per unit                                        $      0.44     $      0.22     $      1.13     $      0.76
                                                                 ===========================================================

Note 6 - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. The Partnership believes that the adoption of Statement 130 will not have a material impact on the Partnership's condensed consolidated financial statements.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------

      Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the team's competitive success, uncertainties as to increases in players' salaries, the team's ability to attract and retain talented players, uncertainties relating to labor relations involving players, the risk of injuries to key players, uncertainties regarding media contracts and uncertainties relating to possible changes in structure as a result of tax law changes referred to below.


General

      The Partnership had consolidated net income of $2,490,000, or $0.50 per unit ($0.44 assuming dilution), on revenues of $25,274,000 in the six months ended December 31, 1997, compared with consolidated net income of $1,336,000, or $0.23 per unit ($0.22 assuming dilution), on revenues of $20,630,000 in the six months ended December 31, 1996. The Partnership had consolidated net income of $6,355,000, or $1.28 per unit ($1.13 assuming dilution), on revenues of $25,274,000 in the three months ended December 31, 1997, compared with consolidated net income of $4,544,000, or $0.83 per unit ($0.76 assuming dilution), on revenues of $20,630,000 in the three months ended December 31, 1996. The Partnership had consolidated cash flows from operating activities of $11,646,000 in the six months ended December 31, 1997 compared with consolidated cash flows from operating activities of $1,401,000 in the six months ended December 31, 1996.

      The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expenses are determinable early in each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations.

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


Results of Operations

      The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the six-month and three-month periods ended December 31, 1997 with the six-month and three-month periods ended December 31, 1996.

      The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played.

      Revenues from ticket sales recognized in income increased $2,134,000 or 20% in the six-month and three-month periods ended December 31, 1997, compared to the same periods in 1996, as a result of increased ticket sales ($1,677,000) as well as the result of the team having played one more game in the period ended December 31, 1997 than in 1996 ($457,000).

      Television and radio revenues increased $2,271,000 or 32% in the six-month and three-month periods ended December 31, 1997, compared to the same periods in 1996 as a result of an increase in revenue from the national network and cable television rights agreements ($1,937,000) as well as the result of the team having played one more game in the period ended December 31, 1997 than in 1996 ($334,000).

      Other regular season revenues increased $239,000 or 8% in the six-month and three-month periods ended December 31, 1997 compared to the same periods in 1996 as a result of increased promotional and novelty income ($127,000) as well as the result of the team having played one more game in the period ended December 31, 1997 than in 1996 ($112,000).

      Team expenses increased $3,101,000 or 28% in the six-month and three-month periods ended December 31, 1997 compared to the same periods in 1996 primarily as a result of a net increases in player and coaching staff compensation ($2,437,000) and other team expenses ($152,000) as well as the result of the team having played one more game in the period ended December 31, 1997 than in 1996 ($512,000).

      Game expenses increased $199,000 or 28% in the six-month and three-month periods ended December 31, 1997 compared to the same periods in 1996, primarily as a result of an increase in league assessments on ticket sales ($84,000) and other game expenses ($82,000) as well as the team having played one more game in the period ended December 31, 1997 than in 1996 ($33,000).

      General and administrative expenses decreased $833,000 or 14% in the six-month period ended December 31, 1997 and $1,158,000 or 35% in the three-month period ended December 31, 1997 as compared to the same periods in 1996 primarily as a result of a decrease in option expense ($1,472,000 in the six-month period and $1,640,000 in the three-month period). These decreases were partially offset by increases in professional expenses ($293,000 in the six-month period and $260,000 in the three-month period) and personnel costs ($256,000 in the six-month period and $359,000 in the three-month period).

      Selling and promotional expenses increased $247,000 or 17% in the six-month period ended December 31, 1997 and $178,000 or 17% in the three-month period ended December 31, 1997 as compared to the same periods in 1996 due to increases in salaries and other costs related to marketing and ticket sales ($163,000 in the six-month period and $24,000 in the three-month period), increased sponsorship costs ($65,000 in the six-month period and $66,000 in the three-month period) and increases in promotional and other general marketing expenses ($19,000 in the six-month period and $88,000 in the three-month period).

      Depreciation and amortization expenses increased $5,000 or 3% in the six-month period ended December 31, 1997 as compared to the same period in 1996 as a result of additions to property and equipment and leasehold improvements in leased office space and at the FleetCenter.

      Interest expense decreased $92,000 or 3% in the six months ended December 31, 1997 as compared to the same period in 1996. The decrease is primarily a result of a decrease in the deferred compensation liability.

      Interest income decreased $367,000 or 10% in the six-month period ended December 31, 1997 as compared to the same period in 1996. The decrease is attributable to a reduced amount of available funds for short-term investment.


Liquidity and Capital Resources

      The Partnership generated approximately $11,646,000 and $1,401,000 in cash from operating activities in the six months ended December 31, 1997 and 1996, respectively. Capital expenditures amounted to approximately $332,000 and $45,000 in the six months ended December 31, 1997 and 1996, respectively. At December 31, 1997 the Partnership had approximately $7,000,000 of available cash, $29,000,000 of marketable securities and $73,000,000 of other short term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and notes payable related to redeemed partnership units and for general partnership purposes, working capital needs or for possible investments or acquisitions.

      On December 15, 1997, Celtics Limited Partnership ("CLP"), the Partnership's 99%-owned limited partnership which owns and operates the Boston Celtics basketball team, entered into a $60,000,000 credit facility with its commercial bank, consisting of a $50,000,000 term loan and a $10,000,000 revolving line of credit. As of December 31, 1997, no borrowings were outstanding against the $10,000,000 revolving line of credit. The proceeds from the $50,000,000 term loan were used to repay a separate $50,000,000 loan from a commercial bank. Principal payments on the term loan agreement are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan. The $10,000,000 revolving line of credit agreement expires on December 15, 2000, with two automatic one-year extensions cancelable at the option of the commercial bank. Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of CLP. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type, including limitations on distributions to partners of CLP.

      Management of the Partnership from time to time reviews and evaluates investment and acquisition opportunities on behalf of the Partnership and investments or acquisitions may be made or consummated by the General Partner, on behalf of the Partnership, at such times and upon such prices and other terms as the General Partner deems to be in the best interests of the Partnership and all of its Unitholders. Management believes that its cash, cash equivalents and marketable securities together with cash from operations and available amounts under its revolving line of credit will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through December 31, 1998.

      A cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on January 14, 1998 (declared December 11, 1997 to unitholders of record on December 26, 1997). During the six months ended December 31, 1996, a cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on December 16, 1996 (declared November 18, 1996 to unitholders of record on November 29, 1996). Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership.


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

                          Part II - Other Information


-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------


ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits

            Exhibit (10) - Credit  Agreement  dated as of December 15, 1997 by and between Celtics Limited Partnership as the Borrower, Boston Celtics Limited Partnership and Citizens Bank of Massachusetts as the Lender.

            Exhibit (27) - Financial data schedule.

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



                                        BOSTON CELTICS LIMITED PARTNERSHIP
                                        ---------------------------------------
                                        (Registrant)

                                        By: Celtics, Inc., its General Partner



Dated:  February 6, 1998                By: /s/ Richard G. Pond
                                        ---------------------------------------
                                                Richard G. Pond
                                                Executive Vice President
                                                 and Chief Financial Officer