Form 10-Q
period 1998-03-31
BOSTON CELTICS LIMITED PARTNERSHIP
filed 1998-05-08
CIK 805009

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1998        Commission File No. 19324


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

Yes  [X]      No  [ ]

The number of Units outstanding as of March 31, 1998 was 5,346,164 of Limited Partnership Interest.

                         Part I - Financial Information
Item I - Financial Statements

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                      March 31,       June 30,
                                                                                        1998            1997
                                                                                    ------------    ------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $ 24,365,452    $  6,498,739
  Marketable securities                                                                6,133,212      42,572,683
  Other short-term investments                                                        74,501,608      49,671,153
  Accounts receivable                                                                     54,396       2,667,438
  Prepaid income taxes                                                                                   432,895
  Prepaid expenses                                                                       538,421       1,958,238
                                                                                    ----------------------------
      TOTAL CURRENT ASSETS                                                           105,593,089     103,801,146

PROPERTY AND EQUIPMENT, net of depreciation of $870,560 in March and $715,793
 in June                                                                               1,118,795         909,416
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization of $2,275,039
 in March and $2,159,360 in June                                                       3,894,542       4,010,221
OTHER INTANGIBLE ASSETS, net of amortization of $53,187 in March and $47,083
 in June                                                                                 900,857         903,477
OTHER ASSETS                                                                           9,397,334       9,575,396
                                                                                    ----------------------------
                                                                                    $120,904,617    $119,199,656
                                                                                    ============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                             $  8,317,529    $ 12,877,723
  Deferred game revenues                                                               6,236,227       5,584,848
  Federal and state income taxes payable                                                 733,799
  Notes payable to bank - current portion                                                              2,500,000
  Notes payable                                                                       17,256,489      16,409,617
  Deferred compensation - current portion                                              1,771,107       1,767,263
                                                                                    ----------------------------
      TOTAL CURRENT LIABILITIES                                                       34,315,151      39,139,451

DEFERRED FEDERAL AND STATE INCOME TAXES                                               20,100,000      20,100,000
NOTES PAYABLE TO BANK - noncurrent portion                                            50,000,000      47,500,000
DEFERRED COMPENSATION - noncurrent portion                                             9,174,365      10,380,296
OTHER NON-CURRENT LIABILITIES                                                          6,037,500       9,870,000









PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                                                      315,339         226,817
    Limited Partners                                                                     271,037      (8,527,928)
                                                                                    ----------------------------
                                                                                         586,376      (8,301,111)
  Celtics Limited Partnership - General Partner                                           50,090        (129,866)
  Boston Celtics Communications Limited Partnership - General Partner                    641,135         640,886
                                                                                    ----------------------------
      TOTAL PARTNERS' CAPITAL (DEFICIT)                                                1,277,601      (7,790,091)
                                                                                    ----------------------------
                                                                                    $120,904,617    $119,199,656
                                                                                    ============================

See notes to condensed consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                    Nine Months Ended             Three Months Ended
                                                                --------------------------    --------------------------
                                                                 March 31,      March 31,      March 31,      March 31,
                                                                   1998           1997           1998           1997
                                                                -----------    -----------    -----------    -----------
Revenues:
  Basketball regular season -
    Ticket sales                                                $32,906,000    $27,523,000    $20,109,000    $16,860,000
    Television and radio broadcast rights fees                   24,030,000     19,369,000     14,685,000     12,295,000
    Other, principally promotional advertising                    8,009,000      7,603,000      4,877,000      4,710,000
                                                                --------------------------------------------------------
                                                                 64,945,000     54,495,000     39,671,000     33,865,000
                                                                --------------------------------------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                         35,803,000     28,175,000     21,457,000     16,930,000
    Game                                                          2,344,000      2,153,000      1,432,000      1,440,000
  General and administrative                                      8,176,676      9,114,742      3,111,170      3,215,798
  Selling and promotional                                         2,973,892      3,309,145      1,251,947      1,834,650
  Depreciation                                                      154,767        139,630         52,960         42,660
  Amortization of NBA franchise and other intangible assets         121,783        123,527         39,432         41,175
                                                                --------------------------------------------------------
                                                                 49,574,118     43,015,044     27,344,509     23,504,283
                                                                --------------------------------------------------------
                                                                 15,370,882     11,479,956     12,326,491     10,360,717
Interest expense                                                 (4,389,111)    (4,459,947)    (1,439,243)    (1,418,174)
Interest income                                                   4,847,509      4,922,078      1,551,256      1,258,649
Net realized gains (losses) on disposition of marketable
 securities and other short-term investments                         (8,805)       400,204         (7,759)         4,848
                                                                --------------------------------------------------------
Income before income taxes                                       15,820,475     12,342,291     12,430,745     10,206,040
Provision for income taxes                                        1,400,000      1,000,000        500,000        200,000
                                                                --------------------------------------------------------
Net income                                                       14,420,475     11,342,291     11,930,745     10,006,040
Net income applicable to interests of General Partners              322,608        258,035        254,263        215,520
                                                                --------------------------------------------------------
Net income applicable to interests of Limited Partners          $14,097,867    $11,084,256    $11,676,482    $ 9,790,520
                                                                ========================================================

Net income per unit - basic                                           $2.90          $2.09          $2.40          $2.01
Net income per unit - diluted                                         $2.56          $1.92          $2.13          $1.83
Distributions declared per unit                                       $1.00          $1.00

See notes to condensed consolidated financial statements.

                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                    -----------------------------
                                                                                      March 31,        March 31,
                                                                                        1998             1997
                                                                                    ------------     ------------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                                    $ 32,819,142     $ 26,614,247
    Television and radio broadcast rights fees                                        18,339,004       15,152,558
    Other, principally promotional advertising                                         7,273,256        5,661,903
                                                                                    -----------------------------
                                                                                      58,431,402       47,428,708
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                                     30,453,919       27,930,313
    Game expenses                                                                      2,239,188        1,902,806
General and administrative expenses                                                   11,110,257       12,832,125
Selling and promotional expenses                                                       3,067,845        2,867,595
                                                                                    -----------------------------
                                                                                      46,871,209       45,532,839
                                                                                    -----------------------------
                                                                                      11,560,193        1,895,869
Interest expense                                                                      (2,586,176)      (3,323,118)
Interest income                                                                        5,001,335        5,129,937
Payment of income taxes                                                                 (233,306)      (1,872,220)
Payment of deferred compensation                                                      (1,299,282)      (3,814,344)
                                                                                    -----------------------------
      NET CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES                              12,442,764       (1,983,876)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                                            (41,399,070)     (30,996,438)
    Short-term investments                                                          (557,767,039)    (505,600,000)
  Proceeds from sales of:
    Marketable securities                                                             54,870,332       40,466,725
    Short-term investments                                                           555,432,400      529,300,000
  Capital expenditures                                                                  (364,146)         (51,746)
  Other receipts (expenditures)                                                           51,994         (119,269)
                                                                                    -----------------------------
      NET CASH FLOWS FROM INVESTING ACTIVITIES                                        10,824,471       32,999,272
                                                                                    -----------------------------
      NET CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES                          23,267,235       31,015,396










CASH FLOWS USED BY FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                       50,000,000
  Payment of bank borrowings                                                         (50,000,000)
  Purchase of Boston Celtics Limited Partnership units                                                (22,880,000)
  Cash distributions to limited partners of Boston Celtics Limited Partnership        (5,400,522)      (5,935,876)
                                                                                    -----------------------------
       NET CASH FLOWS USED BY FINANCING ACTIVITIES                                    (5,400,522)     (28,815,876)
                                                                                    -----------------------------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                                      17,866,713        2,199,520
Cash and cash equivalents at beginning of period                                       6,498,739        5,982,128
                                                                                    -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 24,365,452     $  8,181,648
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

              Notes to Condensed Consolidated Financial Statements

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------

Note 1 - The condensed consolidated financial statements include the accounts of the Boston Celtics Limited Partnership ("BCLP" or the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. BCLP, through its subsidiaries, owns and operates the Boston Celtics professional basketball team of the National Basketball Association and holds investments. All intercompany transactions are eliminated in consolidation. Certain amounts in 1997 have been reclassified to permit comparison.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1997 and the Forms 10-Q for the quarters ended December 31, 1997 and September 30, 1997.

Note 3 - On April 17, 1998, the Partnership, together with Boston Celtics Limited Partnership II ("BCLP II") and Castle Creek Partners L.P. ("Castle Creek"), filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. BCLP II and Castle Creek are limited partnerships formed in connection with a proposed reorganization of the Partnership as more fully described in the Form S-4. The general partners of BCLP II and Castle Creek are entities owned and controlled by affiliates of the Partnership.

Note 4 - Revenues and costs applicable to the regular season are recognized in income proportionately over the 82 games played in the regular season. The excess of revenue received or costs incurred over amounts recognized in income are included in deferred game costs or deferred game revenues on the condensed consolidated balance sheets.

Note 5 - On December 15, 1997, Celtics Limited Partnership ("CLP"), the Partnership's 99%-owned limited partnership which owns and operates the Boston Celtics basketball team, entered into a $60,000,000 credit facility with its commercial bank, consisting of a $50,000,000 term loan and a $10,000,000 revolving line of credit. As of March 31, 1998, no borrowings were outstanding against the $10,000,000 revolving line of credit. The proceeds from the $50,000,000 term loan were used to repay a separate $50,000,000 loan from a commercial bank.

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

Note 6 - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully-diluted earnings per unit with basic and diluted earnings per unit. Unlike primary earnings per unit, basic earnings per unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per unit is similar to the Partnership's previously reported primary earnings per unit. All earnings per unit amounts for all periods presented have been restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per unit:

                                                                     Nine Months Ended             Three Months Ended
                                                                 --------------------------    --------------------------
                                                                  March 31,      March 31,      March 31,      March 31,
                                                                    1998           1997           1998           1997
                                                                 -----------    -----------    -----------    -----------
Numerator for basic and diluted earnings per unit:
  Net income before interests of General Partners                $14,420,475    $11,342,291    $11,930,745    $10,006,040
  Applicable to interests of General Partners of subsidiary
   partnerships                                                      180,205        146,073        136,319        116,626
                                                                 --------------------------------------------------------
                                                                  14,240,270     11,196,218     11,794,426      9,889,414
  Applicable to 1% General Partnership interest of BCLP              142,403        111,962        117,944         98,894
                                                                 --------------------------------------------------------
  Applicable to interests of Limited Partners                    $14,097,867    $11,084,256    $11,676,482    $ 9,790,520
                                                                 ========================================================
Denominator:
  Denominator for basic earnings per unit - weighted average
   shares                                                          4,861,278      5,293,979      4,861,278      4,861,278
    Effect of dilutive securities:
      Options to purchase units of Partnership interest              165,721        244,441        143,439        253,521
      Restricted stock                                               484,886        234,886        484,886        234,886
                                                                 --------------------------------------------------------
  Denominator for diluted earnings per unit                        5,511,885      5,773,306      5,489,603      5,349,685
                                                                 ========================================================
Basic earnings per unit                                                $2.90          $2.09          $2.40          $2.01
                                                                 ========================================================
Diluted earnings per unit                                              $2.56          $1.92          $2.13          $1.83
                                                                 ========================================================

Note 7 - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. The Partnership believes that the adoption of Statement 130 will not have a material impact on the Partnership's condensed consolidated financial statements.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------

      Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the team's competitive success, uncertainties as to increases in players' salaries, the team's ability to attract and retain talented players, uncertainties relating to labor relations involving players, the risk of injuries to key players, uncertainties regarding media contracts and uncertainties relating to tax law changes and the resulting proposed reorganization of the Partnership's structure as discussed below.


General

      The Partnership had consolidated net income of $14,420,000, or $2.90 per unit ($2.56 assuming dilution), on revenues of $64,945,000 in the nine months ended March 31, 1998, compared with consolidated net income of $11,342,000, or $2.09 per unit ($1.92 assuming dilution), on revenues of $54,495,000 in the nine months ended March 31, 1997. The Partnership had consolidated net income of $11,931,000, or $2.40 per unit ($2.13 assuming dilution), on revenues of
$39,671,000   in  the  three  months  ended  March  31,  1998,   compared  with
consolidated net income of $10,006,000, or $2.01 per unit ($1.83 assuming dilution), on revenues of $33,865,000 in the three months ended March 31, 1997. The Partnership had consolidated cash flows from operating activities of $12,443,000 in the nine months ended March 31, 1998 compared with consolidated cash flows used in operating activities of $1,984,000 in the nine months ended March 31, 1997.

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


Results of Operations

      The following discussion compares results of continuing operations of the Partnership and its subsidiaries for the nine-month and three-month periods ended March 31, 1998 with the nine-month and three-month periods ended March 31, 1997.

      The Boston Celtics recognize revenues and direct expenses for the basketball operations ratably over the regular season games played.

      Revenues from ticket sales recognized in income increased $5,383,000 or 20% in the nine months ended March 31, 1998 and $3,249,000 or 19% in the three months ended March 31, 1998, compared to the same periods in 1997. The increases are primarily a result of increased ticket sales. The increase in the three months ended March 31, 1998 was partially offset by the effect of the team having played one fewer game in the three months ended March 31, 1998 than in 1997 ($457,000).

      Television and radio revenues increased $4,661,000 or 24% in the nine months ended March 31, 1998 and $2,390,000 or 19% in the three months ended March 31, 1998, compared to the same periods in 1997. The increases are a result of an increase in revenue from the national network and cable television rights agreements ($4,661,000 in the nine-month period and $2,724,000 in the three-month period). The increase in the three months ended March 31, 1998 was partially offset by the effect of the team having played one fewer game in the three months ended March 31, 1998 than in 1997 ($334,000).

      Other regular season revenues increased $406,000 or 5% in the nine months ended March 31, 1998 and $167,000 or 4% in the three months ended March 31, 1998 compared to the same periods in 1997. The increases are a result of increased promotional and novelty income ($406,000 in the nine-month period and $278,000 in the three-month period). The increase in the three months ended March 31, 1998 was partially offset by the effect of the team having played one fewer game in the three months ended March 31, 1998 than in 1997 ($111,000).

      Team expenses increased $7,628,000 or 27% in the nine months ended March 31, 1998 and $4,527,000 or 27% in the three months ended March 31, 1998 compared to the same periods in 1997. The increases are a result of increases in player and coaching staff compensation ($7,285,000 in the nine-month period and $4,553,000 in the three-month period) and other team expenses ($343,000 in the nine-month period and $393,000 in the three-month period). The increase in the three months ended March 31, 1998 was partially offset by the effect of the team having played one fewer game in the three months ended March 31, 1998 than in 1997 ($497,000).

      Game expenses increased $191,000 or 9% in the nine months ended March 31, 1998 and decreased $8,000 or 1% in the three months ended March 31, 1998 compared to the same periods in 1997. The increase in the nine months ended March 31, 1998 is a result of an increase in league assessments on ticket sales. The decrease in the three months ended March 31, 1998 is a result of the effect of the team having played one fewer game in the three months ended March 31, 1998 than in 1997 ($33,000), partially offset by an increase in league assessments ($25,000).

      General and administrative expenses decreased $938,000 or 10% in the nine-month period ended March 31, 1998 and $105,000 or 3% in the three-month period ended March 31, 1998 as compared to the same periods in 1997. The decrease in the nine-month period ended March 31, 1998 is primarily a result of a decrease in option expense ($2,107,000), partially offset by increases in professional expenses ($792,000) and personnel costs ($459,000). The decrease in the three-month period ended March 31, 1998 is primarily a result of a decrease in option expense ($635,000), partially offset by an increase in professional expenses ($602,000).

      Selling and promotional expenses decreased $335,000 or 10% in the nine-month period ended March 31, 1998 and $583,000 or 32% in the three-month period ended March 31, 1998 as compared to the same periods in 1997 due to decreases in promotional and other general marketing expenses ($338,000 in the nine-month period and $364,000 in the three-month period) and decreases in sponsorship expenses ($438,000 in the nine-month period and $478,000 in the three-month period). These decreases were partially offset by increases in salaries and other costs related to marketing and ticket sales ($365,000 in the nine-month period and $202,000 in the three-month period).

      Depreciation and amortization expenses increased $15,000 or 11% in the nine-month period ended March 31, 1998 as compared to the same period in 1997 as a result of additions to property and equipment and leasehold improvements in leased office space and at the FleetCenter.

      Interest expense decreased $71,000 or 2% in the nine months ended March 31, 1998 as compared to the same period in 1997. The decrease is primarily a result of a decrease in the deferred compensation liability.

      Interest income decreased $75,000 or 2% in the nine-month period ended March 31, 1998 as compared to the same period in 1997. The decrease is attributable to a reduced amount of available funds for short-term investment over the nine-month period, partially offset by an increase in the interest rate earned on those invested funds. Interest income increased $293,000 or 23% in the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase is attributable to an increased amount of available funds for short-term investment over the three-month period as well as an increase in the interest rate earned on those invested funds.

      The provision for income taxes increased $400,000 or 40% in the nine-month period ended March 31, 1998 as compared to the same period in 1997. No provision for income taxes is required by the Partnership as its income and expenses are taxable to or deductible to their partners. Celtics Capital
Corporation ("CCC"), BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), wholly-owned subsidiary corporations of the Partnership, are subject to income taxes. The increase in the provision for income taxes is a result of increased interest income at CCC.

Liquidity and Capital Resources

      The  Partnership  generated   approximately   $12,443,000  in  cash  from
operating activities in the nine months ended March 31, 1998 and used approximately $1,984,000 in cash in operating activities in the nine months ended March 31, 1997. Capital expenditures amounted to approximately $364,000 and $52,000 in the nine months ended March 31, 1998 and 1997, respectively. At March 31, 1998 the Partnership had approximately $24,365,000 of available cash, $6,133,000 of marketable securities and $74,502,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and capital contributions from partners. These resources will be used to repay commercial bank borrowings and notes payable related to redeemed partnership units and for general partnership purposes, working capital needs or for possible investments or acquisitions.

      On December 15, 1997, Celtics Limited Partnership ("CLP"), the Partnership's 99%-owned limited partnership which owns and operates the Boston Celtics basketball team, entered into a $60,000,000 credit facility with its commercial bank, consisting of a $50,000,000 term loan and a $10,000,000 revolving line of credit. As of March 31, 1998, no borrowings were outstanding against the $10,000,000 revolving line of credit. The proceeds from the $50,000,000 term loan were used to repay a separate $50,000,000 loan from a commercial bank. Principal payments on the term loan agreement are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan. The $10,000,000 revolving line of credit agreement expires on December 15, 2000, with two automatic one-year extensions cancelable at the option of the commercial bank. Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of CLP. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type, including limitations on distributions to partners of CLP.

      The Reorganization (described below) will have a significant impact on the liquidity and capital resources requirements of the Partnership and its successor entities.

      Management of the Partnership from time to time reviews and evaluates investment and acquisition opportunities on behalf of the Partnership and investments or acquisitions may be made or consummated by the General Partner, on behalf of the Partnership, at such times and upon such prices and other terms as the General Partner deems to be in the best interests of the Partnership and all of its Unitholders. Management believes that its cash, cash equivalents and marketable securities together with cash from operations, available amounts under its revolving line of credit and planned borrowings in connection with the Reorganization (described below) will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through March 31, 1999.

      During the nine months ended March 31, 1998, a cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on January 14, 1998 (declared December 11, 1997 to unitholders of record on December 26, 1997). During the nine months ended March 31, 1997, a cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on December 16, 1996 (declared November 18, 1996 to unitholders of record on November 29, 1996). Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership.


Reorganization of the Partnership

      Under provisions of the Internal Revenue Code applicable to public limited partnerships, the Partnership will be taxable as a corporation commencing on July 1, 1998. Alternatively, pursuant to recent tax legislation, the Partnership could maintain partnership tax status by electing to pay a tax of 3.5% of gross income. In response to these prospective changes in the tax treatment of the Partnership, management has proposed a reorganization (the "Reorganization") of the Partnership structure as more fully disclosed in the Registration Statement on Form S-4 (Registration No. 333-50367), filed with the Securities and Exchange Commission on April 17, 1998 by the Partnership, BCLP II and Castle Creek.

      The Reorganization as proposed in the Form S-4 will have a significant impact on the capitalization and liquidity of the Partnership. Under the terms of the Reorganization, existing holders of the Partnership's units may, on the terms and conditions of the Reorganization plan as set forth and more fully described in the Form S-4, continue their investment in the business of the Partnership in the form of either publicly traded equity interests in Boston Celtics Limited Partnership II ("BCLP II"), a newly formed Delaware limited partnership that will be subject to corporate-level taxation, plus publicly traded debt instruments with annual interest payments (the "Subordinated Debentures") issued by the Partnership, or in the form of transfer-restricted equity interests in Castle Creek Partners, L.P. ("Castle Creek"), a newly formed Delaware limited partnership that will be a private entity with "pass-through" taxation. As a result of the Reorganization, the Partnership will become a 99%-owned subsidiary partnership of BCLP II, and BCLP II will be a publicly traded entity.

      The portion of those assets presently held directly or indirectly by the Partnership, including the net assets of the Boston Celtics basketball team (the "Team"), will be owned directly or indirectly by BCLP II and Castle Creek, respectively, after the Reorganization in proportion to the number of holders of BCLP Units who, at their option, continue their investment in BCLP II compared to those who elect an investment in Castle Creek (the "Proportionate Election"). After the Reorganization, the Team will be owned indirectly by BCLP II and Castle Creek, respectively, in exact proportion to the Proportionate Election. The pre-Reorganization net assets of BCLP (other than the Team) will also be held directly or indirectly by BCLP II and Castle Creek, respectively, in proportion to the Proportionate Election.

      In anticipation of and in connection with the Reorganization, the Partnership will consummate several transactions designed to facilitate the Reorganization which will have a significant impact on the capitalization and liquidity of the Partnership, including, but not limited to, the borrowing of approximately $30 million from a commercial bank, the transfer of approximately $41 million of investment assets to Castle Creek and the issuance of the Subordinated Debentures. Further, it is anticipated that in excess of 50% of the existing holders of units of partnership interest will elect to receive Castle Creek Interests, which will result in BCLP II owning an indirect minority interest position in the net assets of the Team.

      The above information is a summary of the Reorganization and should be read in conjunction with the Partnership's Registration Statement on Form S-4.


Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

      The Partnership believes that its internal hardware and software applications are Year 2000 compliant. In addition, the Partnership is communicating with external service providers to ensure that the providers are taking the appropriate actions to address Year 2000 issues. However, there can be no assurance that the systems of third parties on which the Partnership's systems rely will convert, or that a conversion that is incompatible with the Partnership's systems, would not have an adverse effect on the Partnership's systems.

      The estimated  cost to address Year 2000 issues is not expected to have a
material  impact  on  the  Partnership's  business,   operations  or  financial
condition.

                          Part II - Other Information

-------------------------------------------------------------------------------
              BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits -

Exhibit (27) - Financial data schedules.

         Reports on Form 8-K -

None.

                                   SIGNATURE


      Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BOSTON CELTICS LIMITED PARTNERSHIP
                                       ----------------------------------------
                                       (Registrant)

                                       By: Celtics, Inc., its General Partner


Dated: May 8, 1998                     By: /s/ Richard G. Pond
                                           ------------------------------------
                                               Richard G. Pond
                                               Executive Vice President and
                                                Chief Financial Officer