Form 10-Q
period 1998-09-30
BOSTON CELTICS LIMITED PARTNERSHIP II /DE/
filed 1998-11-12
CIK 805009

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended September 30, 1998


                            --------------------


Commission          Registrant; State of Organization;       IRS Employer
 File No.              Address and Telephone Number       Identification No.
----------          ----------------------------------    ------------------
 1-14507            Boston Celtics Limited Partnership        04-3416346
                     (a Delaware limited partnership)
                           151 Merrimac Street,
                        Boston, Massachusetts 02114
                             (617) 523-6050

 1-9324             Boston Celtics Limited Partnership II     04-2936516
                      (a Delaware limited partnership)
                           151 Merrimac Street,
                        Boston, Massachusetts  02114
                             (617) 523-6050


Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No --------- ---------

As of September 30, 1998,  there were  2,703,664  Units  outstanding  of Boston
Celtics  Limited   Partnership,   and  2,703,664  units  representing   limited
partnership interests outstanding of Boston Celtics Limited Partnership II.

                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                               September 30,      June 30,
                                                   1998             1998
                                               ---------------------------
                                                (Unaudited)
                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $ 3,715,304     $ 8,468,286
  Marketable securities                                           1,041,446
  Other short-term investments                   82,276,929      81,114,266
  Prepaid expenses and other current assets         198,708         302,900
                                                ---------------------------
TOTAL CURRENT ASSETS                             86,190,941      90,926,898

PROPERTY AND EQUIPMENT, net of depreciation
 of $24,230 in September and $21,957 in June         21,243          23,516
OTHER ASSETS                                      1,068,978       1,096,129
                                                ---------------------------
                                                $87,281,162     $92,046,543
                                                ===========================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses         $ 1,171,484     $ 1,102,496
  Due to related parties                                          3,036,184
  Federal and state income taxes payable            682,430         733,800
  Notes payable                                                  17,538,780
                                                ---------------------------
TOTAL CURRENT LIABILITIES                         1,853,914      22,411,260

DEFERRED FEDERAL AND STATE INCOME TAXES           9,710,875       9,710,875
NOTES PAYABLE TO BANK                            50,000,000      30,000,000
SUBORDINATED DEBENTURES                          33,084,267      32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                       31,055,103      29,865,364












PARTNERS' CAPITAL (DEFICIT)
Boston Celtics Limited Partnership -
  General Partner                                   235,839         290,166
  Limited Partners                              (39,713,589)    (34,329,896)
                                                ---------------------------
                                                (39,477,750)    (34,039,730)
Boston Celtics Limited Partnership II -
 General Partner                                    162,775         210,292
Celtics Limited Partnership - General Partner       250,655         262,554
Boston Celtics Communications Limited
 Partnership - General Partner                      641,323         641,228
                                                ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)               (38,422,997)    (32,925,656)
                                                ---------------------------
                                                $87,281,162     $92,046,543
                                                ===========================

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statement of Operations
                                  Unaudited
                For the Three Months Ended September 30, 1998


Costs and expenses:
  General and administrative                                  $ 1,050,315
  Depreciation and amortization                                    14,052
                                                              -----------
                                                               (1,064,367)
Equity in loss of Celtics Basketball Holdings, L.P.            (1,189,739)
Interest expense                                               (1,734,817)
Interest income                                                 1,246,462
Net realized gains on disposition of marketable securities
 and other short-term investments                                   6,020
                                                              -----------
Loss from operations before income taxes and
 extraordinary charge                                          (2,736,441)
Provision for income taxes                                        500,000
                                                              -----------
Loss from operations before extraordinary charge               (3,236,441)
Extraordinary charge for early retirement of notes payable     (2,255,540)
                                                              -----------

Net loss                                                       (5,491,981)

Net loss applicable to interests of General Partners             (113,594)
                                                              -----------

Net loss applicable to interests of Limited Partners          $(5,378,387)
                                                              ===========

Loss per unit from operations before extraordinary charge          $(1.17)
Net loss per unit                                                  $(1.99)


See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statement of Cash Flows
                                  Unaudited
                For the Three Months Ended September 30, 1998


CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                       $  (1,615,632)
  Interest expense                                             (1,008,238)
  Interest income                                               1,051,449
  Income taxes paid                                              (551,370)
                                                            -------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                    (2,123,791)
                                                            -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                        (175,036,184)
  Proceeds from sales of marketable securities                  1,000,000
  Proceeds from sales of short-term investments               171,100,000
  Other receipts (expenditures)                                    11,147
                                                            -------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                    (2,925,037)
                                                            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                20,000,000
  Payment of notes payable                                    (19,794,320)
  Cash contributions from general partner                          90,166
                                                            -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                          295,846
                                                            -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (4,752,982)
Cash and cash equivalents at beginning of period                8,468,286
                                                            -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   3,715,304
                                                            =============


See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

-------------------------------------------------------------------------------
             BOSTON CELTICS LIMITED PARTNERSHIP AND SUBSIDIARIES
-------------------------------------------------------------------------------

Note 1 - The condensed consolidated financial statements include the accounts of Boston Celtics Limited Partnership ("BCLP," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships.

BCLP (formerly "Boston Celtics Limited Partnership II") is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II (formerly "Boston Celtics Limited Partnership") ("BCLP II"). Pursuant to the reorganization of BCLP II (the "Reorganization"), which was completed on June 30, 1998, BCLP owns a 99% limited partnership interest in BCLP II.

BCLP held no material assets and was not engaged in operations from its date of formation until the completion of the Reorganization on June 30, 1998. Upon completion of the Reorganization, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P., ("Celtics Basketball Holdings") which, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1998.

Note 3 - On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to BCLP II units that were redeemed from a former principal unitholder in August 1995.

The notes payable to the former principal unitholder had an aggregate initial face amount of $14,365,096. The notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid to such unitholder were to be increased by specified amounts on each July 1 during their term. If the principal unitholder held the notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320. Each of the notes bore interest payable quarterly at the rate of 7.76% per annum. At September 30, 1998, the aggregate balance of the notes, including scheduled increases in the note balances, amounted to $17,538,780.

On September 30, 1998, BCLP II borrowed the $20,000,000 reserved under its revolving credit agreement and used the proceeds to repay the notes payable related to the redeemed BCLP II units. The $20,000,000 borrowing under the revolving credit agreement bears interest at the rate of 5.695% through September 30, 1999, after which it bears interest at the rate of LIBOR plus 0.70%. The notes payable to the former principal unitholder were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 related to early retirement of notes payable.

Note 4 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the three months ended September 30, 1998 is as follows:


Total costs and expenses                  $(1,819,138)
Interest income (expense), net               (643,487)
                                          -----------
Net loss                                  $(2,462,625)
                                          ===========


Note 5 - The following table sets forth the computation of loss per unit for the three months ended September 30, 1998:


Numerator for loss per unit:
  Loss from operations before extraordinary charge:
    Loss from operations before extraordinary charge            $(3,236,441)
    Applicable to interests of General Partners of
     subsidiary partnerships                                        (36,712)
                                                                -----------
                                                                 (3,199,729)
    Applicable to 1% General Partnership interest of BCLP           (31,997)
                                                                -----------
    Applicable to interests of Limited Partners                 $(3,167,732)
                                                                ===========

  Net loss:
    Net loss                                                    $(5,491,981)
    Applicable to interests of General Partners of
     subsidiary partnerships                                        (59,267)
                                                                -----------
                                                                 (5,432,714)
    Applicable to 1% General Partnership interest of BCLP           (54,327)
                                                                -----------
    Applicable to interests of Limited Partners                 $(5,378,387)
                                                                ===========

Denominator for loss per unit - weighted average units            2,703,664
                                                                ===========

Loss per unit from operations before extraordinary charge       $     (1.17)
                                                                ===========
Net loss per unit                                               $     (1.99)
                                                                ===========

Note 6 - The Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") effective July 1, 1998. Comprehensive income was not materially different from net loss for the three months ended September 30, 1998.

Note 7 - NBA players, including those that play for the Boston Celtics, were covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of November 6, 1998, no agreement has been reached. NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest at 6%) for any home games that are canceled as a result of the lockout. Such refunds are to be paid on a monthly basis for any games canceled in the preceding month. As of November 6, 1998, a total of ten Boston Celtics home games through November 30, 1998 (two exhibition games and eight regular season games) have been canceled due to the lockout. In addition, as a result of the lockout, NBA teams are not required to make any payments due to players with respect to the 1998-99 season.

Although the ultimate outcome of this matter cannot be determined at this time, the loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                               September 30,      June 30,
                                                   1998             1998
                                               ---------------------------
                                                (Unaudited)
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $ 3,427,576     $ 8,268,186
  Marketable securities                                           1,041,446
  Other short-term investments                   82,276,929      81,114,266
  Due from related parties                          646,972
  Prepaid expenses and other current assets         198,708         212,734
                                                ---------------------------
TOTAL CURRENT ASSETS                             86,550,185      90,636,632

PROPERTY AND EQUIPMENT, net of depreciation
 of $24,230 in September and $21,957 in June         21,243          23,516
OTHER ASSETS                                      1,068,978       1,096,129
                                                ---------------------------
                                                $87,640,406     $91,756,277
                                                ===========================
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses         $ 1,108,612     $ 1,102,296
  Due to related parties                                          3,036,184
  Federal and state income taxes payable            682,430         733,800
  Notes payable                                                  17,538,780
                                                ---------------------------
TOTAL CURRENT LIABILITIES                         1,791,042      22,411,060

DEFERRED FEDERAL AND STATE INCOME TAXES           9,710,875       9,710,875
NOTES PAYABLE TO BANK                            50,000,000      30,000,000
SUBORDINATED DEBENTURES                          33,084,267      32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                       31,055,103      29,865,364

PARTNERS' CAPITAL (DEFICIT)
Boston Celtics Limited Partnership II -
  General Partner                                   162,775         210,292
  Limited Partners                              (39,055,634)    (34,329,796)
                                                ---------------------------
                                                (38,892,859)    (34,119,504)
Celtics Limited Partnership - General Partner       250,655         262,554
Boston Celtics Communications Limited
 Partnership - General Partner                      641,323         641,228
                                                ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)               (38,000,881)    (33,215,722)
                                                ---------------------------
                                                $87,640,406     $91,756,277
                                                ===========================


See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                                           Three Months Ended
                                                                     ------------------------------
                                                                     September 30,    September 30,
                                                                         1998             1997
                                                                     ------------------------------
Costs and expenses:
  General and administrative                                          $   338,133      $ 2,877,083
  Selling and promotional                                                                  497,021
  Depreciation                                                              2,274           48,053
  Amortization of NBA franchise and other intangible assets                11,778           41,176
                                                                     -----------------------------
                                                                         (352,185)      (3,463,333)
Equity in loss of Celtics Basketball Holdings, L.P.                    (1,189,739)
Interest expense                                                       (1,734,817)      (1,479,028)
Interest income                                                         1,246,462        1,566,690
Net realized gains on disposition of marketable securities
 and other short-term investments                                           6,020           10,038
                                                                      ----------------------------
Loss from operations before income taxes and extraordinary charge      (2,024,259)      (3,365,633)
Provision for income taxes                                                500,000          500,000
                                                                      ----------------------------
Loss from operations before extraordinary charge                       (2,524,259)      (3,865,633)
Extraordinary charge for early retirement of notes payable             (2,255,540)
                                                                      ----------------------------
Net loss                                                               (4,779,799)      (3,865,633)

Net loss applicable to interests of General Partners                      (59,267)         (64,509)
                                                                      ----------------------------

Net loss applicable to interests of Limited Partners                  $(4,720,532)     $(3,801,124)
                                                                      ============================

Loss per unit from operations before extraordinary charge                  $(0.92)          $(0.71)
Net loss per unit                                                          $(1.75)          $(0.71)



See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                          For the Three Months Ended
                                                        ------------------------------
                                                        September 30,    September 30,
                                                            1998             1997
                                                        ------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                         $ 23,488,716
    Television and radio broadcast rights fees                              1,705,500
    Other, principally promotional advertising                                498,319
                                                        -----------------------------
                                                                           25,692,535
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                           8,966,264
    Game expenses                                                              19,856
  General and administrative expenses                   $  1,613,094        4,713,619
  Selling and promotional expenses                                            910,613
                                                        -----------------------------
                                                           1,613,094       14,610,352
                                                        -----------------------------
                                                          (1,613,094)      11,082,183
  Interest expense                                        (1,008,238)      (1,132,352)
  Interest income                                          1,051,449        1,701,788
  Income taxes refunded (paid)                              (551,370)         166,694
  Payment of deferred compensation                                           (128,184)
                                                        -----------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES        (2,121,253)      11,690,129
                                                        -----------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                                 (27,330,855)
    Short-term investments                              (175,036,184)    (166,600,000)
  Proceeds from sales of:
    Marketable securities                                  1,000,000       19,905,165
    Short-term investments                               171,100,000      168,092,400
  Capital expenditures                                                       (221,199)
  Other receipts (expenditures)                               11,147         (699,976)
                                                        -----------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES               (2,925,037)      (6,854,465)
                                                        -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                           20,000,000
  Payment of notes payable                               (19,794,320)
                                                        -----------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     205,680
                                                        -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (4,840,610)       4,835,664
Cash and cash equivalents at beginning of period           8,268,186        6,498,739
                                                        -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  3,427,576      $11,334,403
                                                        =============================


See notes to condensed consolidated financial statements.

            Notes to Condensed Consolidated Financial Statements

-------------------------------------------------------------------------------
                    BOSTON CELTICS LIMITED PARTNERSHIP II AND SUBSIDIARIES
-------------------------------------------------------------------------------

Note 1 - The condensed consolidated financial statements include the accounts of Boston Celtics Limited Partnership II ("BCLP II," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Boston Celtics Limited Partnership II. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Boston Celtics Limited Partnership (a Delaware limited partnership formed in April 1998).

Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") and held investments. The Boston Celtics were owned by Celtics Limited Partnership ("CLP"), in which BCLP II has a 99% limited partnership interest.

Upon completion of the Reorganization, the Boston Celtics are owned and operated by Celtics Basketball, L.P. ("Celtics Basketball"), a 99.999% subsidiary of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"). BCLP II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings.

Accordingly, the operating results of the Boston Celtics are consolidated in the accompanying financial statements for periods prior to the Reorganization. Effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method, and accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1998.

Note 3 - On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to BCLP II units that were redeemed from a former principal unitholder in August 1995.

The notes payable to the former principal unitholder had an aggregate initial face amount of $14,365,096. The notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid to such unitholder were to be increased by specified amounts on each July 1 during their term. If the principal unitholder held the notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320. Each of the notes bore interest payable quarterly at the rate of 7.76% per annum. At September 30, 1998, the aggregate balance of the notes, including scheduled increases in the note balances, amounted to $17,538,780.

On September 30, 1998, BCLP II borrowed the $20,000,000 reserved under its revolving credit agreement and used the proceeds to repay the notes payable related to the redeemed BCLP II units. The $20,000,000 borrowing under the revolving credit agreement bears interest at the rate of 5.695% through September 30, 1999, after which it bears interest at the rate of LIBOR plus 0.70%. The notes payable to the former principal unitholder were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 related to early retirement of notes payable.

Note 4 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the three months ended September 30, 1998 is as follows:


Total costs and expenses                  $(1,819,138)
Interest income (expense), net               (643,487)
                                          -----------
Net loss                                  $(2,462,625)
                                          ===========


Note 5 - The following table sets forth the computation of loss per unit:


                                                                Three Months Ended September 30,
                                                                   1998            1997
                                                                --------------------------------
Numerator for loss per unit:
  Loss from operations before extraordinary charge:
    Loss from operations before extraordinary charge              $(2,524,259)    $(3,865,633)
    Applicable to interests of General Partners of
     subsidiary partnerships                                          (11,804)        (26,114)
                                                                  ---------------------------
                                                                   (2,512,455)     (3,839,519)
    Applicable to 1% General Partnership interest of BCLP II          (24,908)        (38,395)
                                                                  ---------------------------
    Applicable to interests of Limited Partners                   $(2,487,547)    $(3,801,124)
                                                                  ===========================

  Net loss:
    Net loss                                                      $(4,779,799)    $(3,865,633)
    Applicable to interests of General Partners of
     subsidiary partnerships                                          (11,804)        (26,114)
                                                                  ---------------------------
                                                                   (4,767,995)     (3,839,519)
    Applicable to 1% General Partnership interest of BCLP II          (47,463)        (38,395)
                                                                  ---------------------------
    Applicable to interests of Limited Partners                   $(4,720,532)    $(3,801,124)
                                                                  ===========================

Denominator for loss per unit - weighted average units              2,703,664       5,346,164
                                                                  ===========================

Loss per unit from operations before extraordinary charge         $     (0.92)    $     (0.71)
                                                                  ===========================
Net loss per unit                                                 $     (1.75)    $     (0.71)
                                                                  ===========================


Note 6 - The Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") effective July 1, 1998. Comprehensive income was not materially different from net loss for the three months ended September 30, 1998.

Note 7 - NBA players, including those that play for the Boston Celtics, were covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of November 6, 1998, no agreement has been reached. NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest at 6%) for any home games that are canceled as a result of the lockout. Such refunds are to be paid on a monthly basis for any games canceled in the preceding month. As of November 6, 1998, a total of ten Boston Celtics home games through November 30, 1998 (two exhibition games and eight regular season games) have been canceled due to the lockout. In addition, as a result of the lockout, NBA teams are not required to make any payments due to players with respect to the 1998-99 season.

Although the ultimate outcome of this matter cannot be determined at this time, the loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

-------------------------------------------------------------------------------
                     BOSTON CELTICS LIMITED PARTNERSHIP
                   BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
-------------------------------------------------------------------------------

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include uncertainties regarding labor relations, the player lockout and related negotiations, the continuation of, and the extent to which games are canceled as a result of, the lockout, the extent to which the Boston Celtics are obligated to make payments to coaches and third parties notwithstanding the lockout, the impact of the lockout on television and other revenues, the Boston Celtics' competitive success, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players and uncertainties regarding media contracts.

Collective Bargaining Agreement

National Basketball Association ("NBA") players, including those that play for the Boston Celtics, were covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). In March 1998 the Board of Governors of the NBA voted to reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of November 6, 1998, no agreement has been reached. NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest at 6%) for any home games that are canceled as a result of the lockout. Such refunds are to be paid on a monthly basis for any games canceled in the preceding month. As of November 6, 1998, a total of ten Boston Celtics home games through November 30, 1998 (two exhibition games and eight regular season games) have been canceled due to the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players with respect to the 1998-99 season.

There can be no assurance that the NBA and the NBPA will reach agreement on a new collective bargaining agreement or, if agreement is reached, as to the timing of such agreement. Given the fixed nature of many of its expenses, and given that the Partnership's operating income is almost entirely dependent on the NBA season, the loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, in the event that the NBA and the NBPA agree to a new collective bargaining agreement or the lockout ends, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basis of Presentation

Boston Celtics Limited Partnership II ("BCLP II") completed a Reorganization on June 30, 1998 pursuant to which Boston Celtics Limited Partnership ("BCLP") was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which is accounted for on the equity method.

Because BCLP had not engaged in any business operations prior to June 30, 1998, the following discussion compares the operating results of BCLP and its subsidiaries for the three months ended September 30, 1998 with the operating results of BCLP II and its subsidiaries for the three months ended September 30, 1997. Due to the July 1, 1998 change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations are materially different in the three months ended September 30, 1998 from those in the three months ended September 30, 1997.

General

BCLP accounts for its indirect investment in the accounts and operations of the Boston Celtics using the equity method, and accordingly, its equity in the income (loss) of the Boston Celtics is reported on a single line item in its Condensed Consolidated Statement of Operations. Following is a general description of certain matters related to the operations of the Boston Celtics.

The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expenses is determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations.

The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which normally extends from late October or early November through late April.

For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season normally begins in late October or early November, the first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. Based on the standard NBA game schedule, the Boston Celtics historically recognize approximately one- third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and recognize its playoff revenue, if any, in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings, which indirectly owns and operates the Boston Celtics, will generally result in a loss in its first fiscal quarter, income in its second and third fiscal quarters and a loss in its fourth fiscal quarter unless there is significant income from playoff revenues.

However, given the lockout and cancellation of games described above in "Collective Bargaining Agreement", there can be no assurance that the Boston Celtics will recognize any income in the 1998-99 season and beyond.

Results of Operations

BCLP's general and administrative expenses of $1,050,000 in the three months ended September 30, 1998 decreased by $1,827,000 compared to BCLP II's general and administrative expenses of $2,877,000 in the three months ended September 30, 1997. The decrease in 1998 was primarily attributable to general and administrative expenses related to the Boston Celtics basketball team of $1,239,000, of which BCLP accounts for its 48.3% share using the equity method effective July 1, 1998. The balance of the decrease is a result of decreased personnel and other general and administrative expenses as a result of the Reorganization.

Selling and promotional expenses of $497,000 in the three months ended September 30, 1997 related entirely to the Boston Celtics basketball team, of which BCLP accounts for its 48.3% share using the equity method effective July 1, 1998.

Equity in loss of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the loss of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter.

BCLP's interest expense of $1,735,000 in the three months ended September 30, 1998 increased by $256,000 compared to BCLP II's interest expense of $1,479,000 in the three months ended September 30, 1997. The increase is primarily attributable to interest related to the subordinated debentures issued in connection with the Reorganization ($911,000) and interest related to new borrowings of $30,000,000 under BCLP II's revolving credit agreement with its commercial bank ($481,000), also in connection with the Reorganization. These increases were partially offset by interest expense in the three months ended September 30, 1997 related to the Boston Celtics basketball team of $876,000, of which BCLP accounts for its 48.3% share using the equity method effective July 1, 1998.

BCLP's interest income of $1,246,000 in the three months ended September 30, 1998 decreased by $321,000 compared to BCLP II's interest income of $1,567,000 in the three months ended September 30, 1997. The decrease is primarily attributable to interest income related to Celtics Basketball Holdings, L.P. of $190,000, of which BCLP accounts for its 48.3% share using the equity method effective July 1, 1998. The balance of the decrease is attributable to a reduction in funds available for investment.

BCLP II recorded an extraordinary charge in the three months ended September 30, 1998 related to the early retirement of notes payable to a former principal unitholder relating to redeemed BCLP II units. The notes payable to the former principal unitholder had an aggregate initial face amount of $14,365,096. The notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid to such unitholder were to be increased by specified amounts on each July 1 during their term. If the principal unitholder held the notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320. Each of the notes bore interest payable quarterly at the rate of 7.76% per annum. At September 30, 1998, BCLP II repaid the notes payable, which had an aggregate balance, including scheduled increases in the note balances, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 related to early retirement of notes payable.

BCLP's provision for income taxes of $500,000 relates to BCLP's subsidiary corporations.

Liquidity and Capital Resources

BCLP used approximately $2,124,000 in cash flows from operations in the three months ended September 30, 1998. At September 30, 1998 the Partnership had approximately $3,715,000 of available cash and $82,277,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, capital contributions from partners, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved until the repayment of notes payable related to redeemed BCLP II Units. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain assets of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. On May 26, 1998, $30,000,000 was
advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of operating cash flow.

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures and BCLP units. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999. The subordinated debentures mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended September 30, 1998 and 1997. Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership.

Management believes that its cash, cash equivalents and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through September 30, 1999.

Year 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Partnership has assessed all of its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products, and has begun to assess the embedded systems contained in its leased properties, for Year 2000 issues. Based on this assessment, which entailed a review of the Partnership's systems by its internal information technology specialist, the Partnership believes that its hardware and software systems are ready for the Year 2000. The Partnership is uncertain whether the embedded systems contained in its leased properties are ready for the Year 2000. The Partnership is in the process of performing an assessment of potential Year 2000 issues relating to third parties with which it deals, and is not aware of any Year 2000 issues relating to third parties with which it has a material relationship. There can be no assurance, however, that the systems of third parties on which the Partnership or its systems rely will not present Year 2000 problems that could have a material adverse effect on the Partnership.

The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future.

The Partnership is uncertain regarding its most reasonably likely worst-case Year 2000 scenario, and the impact of such a scenario on its business, operations or financial condition. The Partnership intends to consider such a scenario and develop a contingency plan to handle it during the current fiscal year.

                         Part II - Other Information


ITEM 1

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul
E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each directors of Celtics, Inc. BCLP GP, Inc. is a wholly owned subsidiary of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Partnership is seeking to consolidate the Complaints.

Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.


ITEM 5

Effective October 1, 1998, John H.M. Leithead resigned his position as director of BCLP GP, Inc., general partner of BCLP, and as director of BCLP II GP, Inc., general partner of BCLP II. Mr. Leithead's resignations were not the result of any disagreement with BCLP or BCLP II.


ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits -
               Exhibit (27) - Financial data schedule.

         (b) Reports on Form 8-K -
               None.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BOSTON CELTICS LIMITED PARTNERSHIP
                                     -------------------------------------
                                     (Registrant)

                                     By:  BCLP GP, Inc., its General Partner



Dated:  November 12, 1998            By: /s/ Richard G. Pond
                                         ---------------------------------
                                         Richard G. Pond
                                         Executive Vice President
                                         Chief Financial Officer
                                         and Chief Operating Officer



Dated:  November 12, 1998            BOSTON CELTICS LIMITED PARTNERSHIP II
                                     -------------------------------------
                                     (Registrant)

                                     By:  BCLP II GP, Inc., its General Partner


                                     By: /s/ Richard G. Pond
                                         ---------------------------------
                                         Richard G. Pond
                                         Executive Vice President
                                         Chief Financial Officer
                                         and Chief Operating Officer