Form 10-Q
period 1999-03-31
BOSTON CELTICS LIMITED PARTNERSHIP II /DE/
filed 1999-05-07
CIK 805009

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended March 31, 1999


                   _______________________________________


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
                             (617) 523-6050

Indicate by checkmark whether the registrants (1) have filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                               March 31,        June 30,
                                                 1999             1998
                                               ---------        --------
                                              (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $87,845,369      $ 8,468,286
  Marketable securities                                          1,041,446
  Other short-term investments                    250,000       81,114,266
  Prepaid expenses and other current assets       797,306          302,900
                                              ----------------------------
TOTAL CURRENT ASSETS                           88,892,675       90,926,898

PROPERTY AND EQUIPMENT, net of depreciation
 of $28,778 in March and $21,957 in June           16,695           23,516
OTHER ASSETS                                    1,002,081        1,096,129
                                              ----------------------------
                                              $89,911,451      $92,046,543
                                              ============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses       $ 2,558,108      $ 1,102,496
  Due to related parties                                         3,036,184
  Federal and state income taxes payable          951,204          733,800
  Notes payable to bank - current portion       1,000,000
  Notes payable                                                 17,538,780
                                              ----------------------------
TOTAL CURRENT LIABILITIES                       4,509,312       22,411,260

DEFERRED FEDERAL AND STATE INCOME TAXES         9,710,875        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion     50,000,000       30,000,000
SUBORDINATED DEBENTURES                        33,284,301       32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF
 CELTICS BASKETBALL HOLDINGS, L.P.             34,579,533       29,865,364












PARTNERS' CAPITAL (DEFICIT)
Boston Celtics Limited Partnership -
  General Partner                                 197,923          290,166
  Limited Partners                            (43,363,933)     (34,329,896)
                                              ----------------------------
                                              (43,166,010)     (34,039,730)
Boston Celtics Limited Partnership II -
 General Partner                                  136,537          210,292
Celtics Limited Partnership -
 General Partner                                  215,411          262,554
Boston Celtics Communications Limited
 Partnership - General Partner                    641,492          641,228
                                              ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)             (42,172,570)     (32,925,656)
                                              ----------------------------
                                              $89,911,451      $92,046,543
                                              ============================

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                             For the Nine     For the Three
                                             Months Ended     Months Ended
                                            March 31, 1999   March 31, 1999
                                            --------------   --------------

Costs and expenses:
  General and administrative                 $ 3,118,072       $  922,641
  Depreciation and amortization                   42,156           14,052
                                             ----------------------------
                                              (3,160,228)        (936,693)
Equity in income (loss) of Celtics
 Basketball Holdings, L.P.                      (994,121)       3,378,400
Interest expense                              (5,004,961)      (1,621,733)
Interest income                                3,401,046        1,008,714
Net realized gains on disposition of
 marketable securities and other
 short-term investments                            6,020
                                             ----------------------------
Income (loss) before income taxes and
 extraordinary charge                         (5,752,244)       1,828,688
Provision for income taxes                     1,300,000          400,000
                                             ----------------------------
Income (loss) before extraordinary charge     (7,052,244)       1,428,688
Extraordinary charge for early retirement
 of notes payable                              2,255,540
                                             ----------------------------
Net income (loss)                             (9,307,784)       1,428,688
Net income (loss) applicable to interests
 of General Partners                            (175,624)          66,786
                                             ----------------------------

Net income (loss) applicable to interests
 of Limited Partners                         $(9,132,160)      $1,361,902
                                             ============================

Income (loss) per unit before
 extraordinary charge                        $     (2.56)      $     0.50
Net income (loss) per unit                   $     (3.38)      $     0.50

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statement of Cash Flows
                                  Unaudited
                  For the Nine Months Ended March 31, 1999

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                        $  (4,172,165)
  Interest expense                                              (2,456,150)
  Interest income                                                3,651,138
  Income taxes paid                                             (1,082,596)
                                                             -------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                     (4,059,773)
                                                             -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                         (246,982,754)
  Proceeds from sales of marketable securities                   1,000,000
  Proceeds from sales of short-term investments                324,427,039
  Other receipts (expenditures)                                     13,914
                                                             -------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                        78,458,199
                                                             -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                 21,000,000
  Payment of notes payable                                     (19,794,320)
  Cash distribution from Celtics Basketball Holdings, L.P.       3,682,811
  Cash contributions from general partner                           90,166
                                                             -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                         4,978,657
                                                             -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       79,377,083
Cash and cash equivalents at beginning of period                 8,468,286
                                                             -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  87,845,369
                                                             =============

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements

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

BCLP held no material assets and was not engaged in operations from its date of formation until the completion of the Reorganization on June 30, 1998. Upon completion of the Reorganization, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and accordingly, the investment is carried at cost, adjusted by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1998 and the Forms 10-Q for the quarters ended September 30, 1998 and December 31, 1998.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Since completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, has owned and operated the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the nine and three months ended March 31, 1999 is as follows:

                                            For the Nine     For the Three
                                            Months Ended      Months Ended
                                           March 31, 1999    March 31, 1999
                                           --------------    --------------

Total revenues                              $ 26,288,000      $ 26,288,000
Total costs and expenses                     (27,142,891)      (19,492,024)
Interest and other income (expense), net      (1,202,837)          196,917
                                            ------------------------------
Net income (loss)                           $ (2,057,728)     $  6,992,893
                                            ==============================

Note 4 - The following table sets forth the computation of income (loss) per unit:

                                                                                 For the Nine     For the Three
                                                                                 Months Ended      Months Ended
                                                                                March 31, 1999    March 31, 1999
                                                                                --------------    -------------

Numerator for income (loss) per unit:
  Income (loss) before extraordinary charge:
    Income (loss) before extraordinary charge                                    $(7,052,244)      $1,428,688
    Applicable to interests of General Partners of subsidiary partnerships           (60,825)          53,029
                                                                                 ----------------------------
                                                                                  (6,991,419)       1,375,659
    Applicable to 1% General Partnership interest of BCLP                            (69,914)          13,757
                                                                                 ----------------------------
    Applicable to interests of Limited Partners                                  $(6,921,505)      $1,361,902
                                                                                 ============================

Net income (loss):
  Net income (loss)                                                              $(9,307,784)      $1,428,688
  Applicable to interests of General Partners of subsidiary partnerships             (83,380)          53,029
                                                                                 ----------------------------
                                                                                  (9,224,404)       1,375,659
  Applicable to 1% General Partnership interest of BCLP                              (92,244)          13,757
                                                                                 ----------------------------
  Applicable to interests of Limited Partners                                    $(9,132,160)      $1,361,902
                                                                                 ============================

Denominator for income (loss) per unit - weighted average units                    2,703,664        2,703,664
                                                                                 ============================

Income (loss) per unit before extraordinary charge                               $     (2.56)      $     0.50
                                                                                 ============================
Net income (loss) per unit                                                       $     (3.38)      $     0.50
                                                                                 ============================

Note 5 - The Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") effective July 1, 1998. Comprehensive income was not materially different from net loss for the nine-month and three-month periods ended March 31, 1999.

Note 6 - NBA players, including those that play for the Boston Celtics, were previously covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

On January 21, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. The NBA and NBPA agreed that the 1998-99 NBA regular season would consist of 50 games per team (25 of which are home games), which began in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams are only required to pay 50/82 of each player's salary With respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams, including the Boston Celtics, were not required to pay player salaries during the lockout.

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Such refunds, which amounted to approximately $11,632,000 (including interest of $185,000), were paid by Celtics Basketball on a monthly basis for any games canceled in the preceding month. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds and interest amounted to approximately $571,000 at March 31, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games or for refunds left on deposit for future games. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball ordinarily recognizes Boston Celtics team and game expenses on a game-by-game basis as the 82 regular season games are played. Due to the cancellation of 32 regular season games in the 1998-99 season, Celtics Basketball will generally recognize Boston Celtics team and game expenses on a game-by-game basis over the shortened 50-game season. However, certain team expenses contractually relate to a full 82-game season. As a result, the results of operations of Celtics Basketball for the nine months ended March 31, 1999 include a charge of $3,550,000 representing the pro rata portion of certain team costs relative to the 32 canceled regular season games in the 1998-99 season. This charge was recorded in the three months ended December 31, 1998.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                March 31,          June 30,
                                                  1999              1998
                                                ---------          --------
                                               (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $ 87,814,571      $  8,268,186
  Marketable securities                                            1,041,446
  Other short-term investments                     250,000        81,114,266
  Due from related parties                       2,032,087
  Prepaid expenses and other current assets        364,098           212,734
                                              ------------------------------
TOTAL CURRENT ASSETS                            90,460,756        90,636,632

PROPERTY AND EQUIPMENT, net of depreciation
 of $28,778 in March and $21,957 in June            16,695            23,516
OTHER ASSETS                                     1,002,081         1,096,129
                                              ------------------------------
                                              $ 91,479,532      $ 91,756,277
                                              ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses       $  2,553,344      $  1,102,296
  Due to related parties                                           3,036,184
  Federal and state income taxes payable           951,204           733,800
  Notes payable to bank - current portion        1,000,000
  Notes payable                                                   17,538,780
                                              ------------------------------
TOTAL CURRENT LIABILITIES                        4,504,548        22,411,060

DEFERRED FEDERAL AND STATE INCOME TAXES          9,710,875         9,710,875
NOTES PAYABLE TO BANK - noncurrent portion      50,000,000        30,000,000
SUBORDINATED DEBENTURES                         33,284,301        32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                      34,579,533        29,865,364















PARTNERS' CAPITAL (DEFICIT)
Boston Celtics Limited Partnership II -
  General Partner                                  136,537           210,292
  Limited Partner                              (41,593,165)      (34,329,796)
                                              ------------------------------
                                               (41,456,628)      (34,119,504)
Celtics Limited Partnership -
 General Partner                                   215,411           262,554
Boston Celtics Communications Limited
 Partnership - General Partner                     641,492           641,228
                                              ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)              (40,599,725)      (33,215,722)
                                              ------------------------------
                                              $ 91,479,532      $ 91,756,277
                                              ==============================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                                          Nine Months Ended                 Three Months Ended
                                                      --------------------------        -------------------------
                                                      March 31,        March 31,        March 31,        March 31,
                                                        1999             1998             1999             1998
                                                      ---------        ---------        ---------        --------

Revenues:
  Basketball regular season -
    Ticket sales                                                      $32,906,000                        $20,109,000
    Television and radio broadcast rights fees                         24,030,000                         14,685,000
    Other, principally promotional advertising                          8,009,000                          4,877,000
                                                     --------------------------------------------------------------
                                                                       64,945,000                         39,671,000
                                                     --------------------------------------------------------------

Costs and expenses:
  Basketball regular season -
    Team                                                               35,803,000                        21,457,000
    Game                                                                2,344,000                         1,432,000
  General and administrative                         $ 1,255,161        8,176,676      $   422,649        3,111,170
  Selling and promotional                                               2,973,892                         1,251,947
  Depreciation                                             6,821          154,767            2,274           52,960
  Amortization of NBA franchise and other
   intangible assets                                      35,335          121,783           11,778           39,432
                                                     --------------------------------------------------------------
                                                       1,297,317       49,574,118          436,701       27,344,509
                                                     --------------------------------------------------------------
                                                      (1,297,317)      15,370,882         (436,701)      12,326,491
Equity in income (loss) of Celtics Basketball
 Holdings, L.P.                                         (994,121)                        3,378,400
Interest expense                                      (5,004,961)      (4,389,111)      (1,621,733)      (1,439,243)
Interest income                                        3,401,046        4,847,509        1,008,714        1,551,256
Net realized gains on disposition of marketable
 securities and other short-term investments               6,020           (8,805)                           (7,759)
                                                     --------------------------------------------------------------
Income (loss) before income taxes and
 extraordinary charge                                 (3,889,333)      15,820,475        2,328,680       12,430,745
Provision for income taxes                             1,300,000        1,400,000          400,000          500,000
                                                     --------------------------------------------------------------
Income (loss) before extraordinary charge             (5,189,333)      14,420,475        1,928,680       11,930,745
Extraordinary charge for early retirement of
 notes payable                                         2,255,540
                                                     --------------------------------------------------------------
Net income (loss)                                     (7,444,873)      14,420,475        1,928,680       11,930,745

Net income (loss) applicable to interests of
 General Partners                                        (83,380)         322,608           53,029          254,263
                                                     --------------------------------------------------------------



Net income (loss) applicable to interests of
 Limited Partners                                    $(7,361,493)     $14,097,867       $1,875,651      $11,676,482
                                                     ==============================================================

Income (loss) per unit before extraordinary
 charge                                              $     (1.90)                       $     0.69
Net income (loss) per unit - basic                   $     (2.72)     $      2.90       $     0.69      $      2.40
Net income (loss) per unit - diluted                 $     (2.72)     $      2.56       $     0.69      $      2.13
Distributions declared per unit                                       $      1.00

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                  For the Nine Months Ended
                                                                 ---------------------------
                                                                 March 31,         March 31,
                                                                   1999              1998
                                                                 ---------         ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                                 $ 32,819,142
    Television and radio broadcast rights fees                                     18,339,004
    Other, principally promotional advertising                                      7,273,256
                                                                -----------------------------
                                                                                   58,431,402
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                                  30,453,919
    Game expenses                                                                   2,239,188
  General and administrative expenses                           $ 3,912,697        11,110,257
  Selling and promotional expenses                                                  3,067,845
                                                                -----------------------------
                                                                  3,912,697        46,871,209
                                                                -----------------------------
                                                                 (3,912,697)       11,560,193
  Interest expense                                               (2,456,150)       (2,586,176)
  Interest income                                                 3,651,138         5,001,335
  Income taxes refunded (paid)                                   (1,082,596)         (233,306)
  Payment of deferred compensation                                                 (1,299,282)
                                                                -----------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES               (3,800,305)       12,442,764
                                                                -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                                         (41,399,070)
    Short-term investments                                     (246,982,754)     (557,767,039)
  Proceeds from sales of:
    Marketable securities                                         1,000,000        54,870,332
    Short-term investments                                      324,427,039       555,432,400
  Capital expenditures                                                               (364,146)
  Other receipts (expenditures)                                      13,914            51,994
                                                                -----------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                         78,458,199        10,824,471
                                                                -----------------------------
NET CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES           74,657,894        23,267,235






CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from bank borrowings                                  21,000,000        50,000,000
  Payment of bank borrowings                                                      (50,000,000)
  Payment of notes payable                                      (19,794,320)
  Cash distribution from Celtics Basketball Holdings, L.P.        3,682,811
  Cash distribution to limited partners of Boston Celtics
   Limited Partnership II                                                          (5,400,522)
                                                                -----------------------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                4,888,491        (5,400,522)
                                                                -----------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        79,546,385        17,866,713
Cash and cash equivalents at beginning of period                  8,268,186         6,498,739
                                                                -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $87,814,571      $ 24,365,452
                                                                =============================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements

Note 1 - The condensed consolidated financial statements include the accounts of Boston Celtics Limited Partnership II (formerly "Boston Celtics Limited Partnership") ("BCLP II," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

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

Accordingly, the operating results of the Boston Celtics are consolidated in the accompanying financial statements for periods prior to the Reorganization. Effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method, and accordingly, the investment is carried at cost, adjusted by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1998 and the Forms 10-Q for the quarters ended September 30, 1998 and December 31, 1998.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the nine and three months ended March 31, 1999 is as follows:

                                             For the Nine      For the Three
                                             Months Ended       Months Ended
                                            March 31, 1999     March 31, 1999
                                            --------------     --------------

Total revenues                               $ 26,288,000       $ 26,288,000
Total costs and expenses                      (27,142,891)       (19,492,024)
Interest and other income (expense), net       (1,202,837)           196,917
                                             -------------------------------
Net income (loss)                            $ (2,057,728)      $  6,992,893
                                             ===============================

Note 4 - The following table sets forth the computation of income (loss) per unit:

                                                         Nine Months Ended March 31,     Three Months Ended March 31,
                                                         ---------------------------     ---------------------------
                                                           1999              1998            1999             1998
                                                           ----              ----            ----             ----

Numerator for income (loss) per unit:
  Income (loss) before extraordinary charge:
    Income (loss) before extraordinary charge          $(5,189,333)      $14,420,475      $1,928,680      $11,930,745
    Applicable to interests of General Partners
     of subsidiary partnerships                             (9,679)          180,205          33,864          136,319
                                                       -------------------------------------------------------------
                                                        (5,179,654)       14,240,270       1,894,816       11,794,426
    Applicable to 1% General Partnership interest
     of BCLP II                                            (51,146)          142,403          19,165          117,944
                                                       -------------------------------------------------------------
    Applicable to interests of Limited Partners        $(5,128,508)      $14,097,867      $1,875,651      $11,676,482
                                                       ==============================================================

  Net income (loss):
    Net income (loss)                                  $(7,444,873)      $14,420,475      $1,928,680      $11,930,745
    Applicable to interests of General Partners
     of subsidiary partnerships                             (9,679)          180,205          33,864          136,319
                                                       -------------------------------------------------------------
                                                        (7,435,194)       14,240,270       1,894,816       11,794,426
    Applicable to 1% General Partnership interest
     of BCLP II                                            (73,701)          142,403          19,165          117,944
                                                       -------------------------------------------------------------
    Applicable to interests of Limited Partners        $(7,361,493)      $14,097,867      $1,875,651      $11,676,482
                                                       ==============================================================

Denominator:
  Denominator for basic earnings per unit -
   weighted average units                                2,703,664         4,861,278       2,703,664        4,861,278
    Effect of dilutive securities:
      Options to purchase units of Partnership
       interest                                                              165,721                          143,439
      Restricted stock                                                       484,886                          484,886
                                                       -------------------------------------------------------------
  Denominator for income (loss) per unit -
   weighted average units                                2,703,664         5,511,885       2,703,664        5,489,603
                                                       ==============================================================

Income (loss) per unit before extraordinary charge     $     (1.90)      $      2.90      $     0.69      $      2.40
                                                       ==============================================================
Net income (loss) per unit - basic                     $     (2.72)      $      2.90      $     0.69      $      2.40
                                                       ==============================================================
Net income (loss) per unit - diluted                   $     (2.72)      $      2.56      $     0.69      $      2.13
                                                       ==============================================================

Note 5 - The Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") effective July 1, 1998. Comprehensive income was not materially different from net loss for the nine-month and three-month periods ended March 31, 1999.

Note 6 - NBA players, including those that play for the Boston Celtics, were previously covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

On January 21, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. The NBA and NBPA agreed that the 1998-99 NBA regular season would consist of 50 games per team (25 of which are home games), which began in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams are only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams, including the Boston Celtics, were not required to pay player salaries during the lockout.

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Such refunds, which amounted to approximately $11,632,000 (including interest of $185,000), were paid by Celtics Basketball on a monthly basis for any games canceled in the preceding month. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds and interest amounted to approximately $571,000 at March 31, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games or for refunds left on deposit for future games. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball ordinarily recognizes Boston Celtics team and game expenses on a game-by-game basis as the 82 regular season games are played. Due to the cancellation of 32 regular season games in the 1998-99 season, Celtics Basketball will generally recognize Boston Celtics team and game expenses on a game-by-game basis over the shortened 50-game season. However, certain team expenses contractually relate to a full 82-game season. As a result, the results of operations of Celtics Basketball for the nine months ended March 31, 1999 include a charge of $3,550,000 representing the pro rata portion of certain team costs relative to the 32 canceled regular season games in the 1998-99 season. This charge was recorded in the three months ended December 31, 1998.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation
Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Boston Celtics Limited Partnership ("BCLP," the "Partnership") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the continuing effects of the player lockout and cancellation of 32 regular season games in the 1998- 99 season as a result of the lockout, the impact of the lockout on television and other revenues, the competitive success of the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"), uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, uncertainties regarding labor relations and the performance of certain investments by subsidiaries of the Partnership.

Basis of Presentation

Boston Celtics Limited Partnership II ("BCLP II") completed a Reorganization on June 30, 1998 pursuant to which Boston Celtics Limited Partnership ("BCLP") was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which is accounted for on the equity method. Celtics Basketball Holdings has a 99.999% limited partnership interest in Celtics Basketball, L.P. ("Celtics Basketball"), which owns and operates the Boston Celtics effective July 1, 1998.

Because BCLP had not engaged in any business operations prior to June 30, 1998, the following discussion compares the operating results of BCLP and its subsidiaries for the nine-month and three-month periods ended March 31, 1999 with the operating results of BCLP II and its subsidiaries for the nine-month and three-month periods ended March 31, 1998. Due to the July 1, 1998 change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations are materially different in the nine-month and three-month periods ended March 31, 1999 from those in the nine-month and three-month periods ended March 31, 1998.

Reorganization costs amounted to approximately $2,350,000, which consisted primarily of legal and professional expenses, costs of printing and distribution and filing fees. These costs were charged to operations by BCLP II prior to June 30, 1998.

Collective Bargaining Agreement

NBA players, including those that play for the Boston Celtics, were previously covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). In March 1998 the Board of Governors of the NBA voted to reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

On January 21, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. The NBA and NBPA agreed that the 1998-99 NBA regular season would consist of 50 games per team (25 of which are home games), which began in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams are only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams, including the Boston Celtics, were not required to pay player salaries during the lockout.

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Such refunds, which amounted to approximately $11,632,000 (including interest of $185,000), were paid by Celtics Basketball on a monthly basis for any games canceled in the preceding month. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds and interest amounted to approximately $571,000 at March 31, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games or for refunds left on deposit for future games. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball ordinarily recognizes Boston Celtics team and game expenses on a game-by-game basis as the 82 regular season games are played. Due to the cancellation of 32 regular season games in the 1998-99 season, Celtics Basketball will generally recognize Boston Celtics team and game expenses on a game-by-game basis over the shortened 50-game season. However, certain team expenses contractually relate to a full 82-game season. As a result, the results of operations of Celtics Basketball for the nine months ended March 31, 1999 include a charge of $3,550,000 representing the pro rata portion of certain team costs relative to the 32 canceled regular season games in the 1998-99 season. This charge was recorded in the three months ended December 31, 1998.

Given  the  fixed  nature of many of BCLP's  expenses,  and given  that  BCLP's operating income is almost entirely dependent on the NBA season, the cancellation of 32 regular season games (of which 16 were home games) as a result of the lockout has had a material adverse effect on BCLP's financial condition and its results of operations for the nine-month period ended March 31, 1999, and will have a material adverse effect for the fiscal year ended June 30, 1999. Celtics Basketball estimates that each canceled regular season home game resulted in a loss of ticket revenue of approximately $950,000. Celtics Basketball's local television and radio broadcast rights agreements provide for the broadcast of a specified number of games at specified rights fees per game. Celtics Basketball estimates that each canceled regular season game resulted in a loss of television and radio broadcast rights fees of approximately $115,000. The NBA, as agent for its members, licenses the national and international broadcast of games, and each of the NBA member teams shares equally in these license fees. The impact of the cancellation of 32 regular season games on Celtics Basketball's television rights fees under the national and international broadcast agreements can not be determined at this time. Celtics Basketball is only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season, and, as a result, estimates that each canceled regular season game resulted in a reduction in player salaries of $370,000.

The estimates of lost revenues and reduced expenses set forth in the preceding paragraph are based on historical experience and certain assumptions, including assumptions regarding ticket sales, amounts realized under broadcast agreements and composition of the Boston Celtics team roster. There can be no assurance as to the accuracy of these assumptions or that Celtics Basketball would have recognized the aforementioned per- game estimates of revenues and expenses had the games not been canceled, and such per-game estimates of revenues and expenses should not be relied upon as an indication of future revenues and expenses. Further, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or that Celtics Basketball will not, notwithstanding the New Collective Bargaining Agreement, experience significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

General

BCLP accounts for its indirect investment in the accounts and operations of the Boston Celtics using the equity method, and accordingly, its equity in the income (loss) of the Boston Celtics is reported on a single line item in its Condensed Consolidated Statement of Operations. Following is a general description of certain matters related to the operations of the Boston Celtics.

The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expenses is ordinarily determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations. In the 1998-99 season, such determinations were not possible due to the player lockout and related disruption of game and broadcast schedules.

The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash from playoff ticket sales is ordinarily received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which ordinarily extends from late October or early November through late April.

For financial reporting purposes, Celtics Basketball recognizes Boston Celtics team and game revenues and expenses on a game-by-game basis. Because the NBA regular season ordinarily begins in late October or early November, the first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. Based on the standard NBA game schedule, Celtics Basketball ordinarily recognizes approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and recognizes its playoff revenue, if any, in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings, which indirectly owns and operates the Boston Celtics, will ordinarily result in a loss in its first fiscal quarter, income in its second and third fiscal quarters and a loss in its fourth fiscal quarter unless there is significant income from playoff revenues.

However, given the lockout, the cancellation of 32 regular season games and the reduced number of games in the revised 1998-99 NBA schedule, Celtics Basketball will recognize approximately 58% of its 1998-99 regular season revenue in the third fiscal quarter and approximately 42% of such revenue in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings resulted in losses in the first and second fiscal quarters of the fiscal year ending June 30, 1999 and income in the third fiscal quarter of the fiscal year ending June 30, 1999. Given the uncertainty of the impact on revenue and expenses of the lockout, canceled games and the shortened 1998-99 NBA season, there can be no assurance that BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings will not result in further losses in the fourth fiscal quarter of the fiscal year ending June 30, 1999, and beyond.

Results of Operations

BCLP's general and administrative expenses of $3,118,000 in the nine-month period ended March 31, 1999 decreased by $5,059,000 compared to BCLP II's general and administrative expenses of $8,177,000 in the nine-month period ended March 31, 1998, and BCLP's general and administrative expenses of $923,000 in the three-month period ended March 31, 1999 decreased by $2,188,000 compared to BCLP II's general and administrative expenses of $3,111,000 in the three-month period ended March 31, 1998. General and administrative expenses in the nine-month and three-month periods ended March 31, 1998 included general and administrative expenses related to the Boston Celtics basketball team of $3,210,000 and $1,051,000, respectively. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, general and administrative expenses related to the Boston Celtics basketball team in the nine-month and three-month periods ended March 31, 1999 are included in equity in income (loss) of Celtics Basketball Holdings. The balance of the decreases in general and administrative expenses in the nine-month and three-month periods ended March 31, 1999 is a result of decreased personnel and other general and administrative expenses as a result of the Reorganization.

Selling and promotional expenses of $2,974,000 and $1,252,000 in the nine-month and three-month periods ended March 31, 1998, respectively, related entirely to the Boston Celtics basketball team. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, selling and promotional expenses related to the Boston Celtics basketball team in the nine-month and three-month periods ended March 31, 1999 are included in equity in income (loss) of Celtics Basketball Holdings.

Equity in income (loss) of Celtics Basketball Holdings, L.P. of $994,000 represents BCLP's 48.3% interest in the income (loss) of the entity that indirectly owns and operates the Boston Celtics basketball team subsequent to the Reorganization. Prior to the Reorganization, the operating results of the Boston Celtics basketball team were consolidated with BCLP II's operating results. Celtics Basketball recognizes Boston Celtics team and game revenues and expenses on a game-by-game basis, and the NBA regular season ordinarily begins in late October or early November. As a result, BCLP II's operating results for the nine-month and three-month periods ended March 31, 1998 included revenues from ticket sales, television and radio broadcast rights fees and promotional advertising, and included team and game expenses. Had BCLP II accounted for a 48.3% interest of the Boston Celtics basketball team for the nine months ended March 31, 1998 using the equity method, BCLP II's pro forma equity in income of the Boston Celtics would have amounted to $8,693,000, reflecting, among other things, team and game revenues and expenses related to the 72 regular season games played by the Boston Celtics in the nine-month period ended March 31, 1998. Due to the cancellation of 32 regular season games in the 1998-99 season, the Boston Celtics did not commence their 1998-99 season until early February 1999, and the Boston Celtics played just 29 regular season games in the nine-month period ended March 31, 1999. As a result, the results of operations of Celtics Basketball for the nine-month period ended March 31, 1999 reflected a net loss, as net team and game income related to the 29 regular season games played was more than offset by general and administrative expenses, selling and promotional expenses, certain team expenses contractually related to the 32 canceled games and interest expense, net of interest income.

BCLP's interest expense of $5,005,000 in the nine-month period ended March 31, 1999 increased by $616,000 compared to BCLP II's interest expense of $4,389,000 in the nine-month period ended March 31, 1998, and BCLP's interest expense of $1,622,000 in the three-month period ended March 31, 1999 increased by $183,000 compared to BCLP II's interest expense of $1,439,000 in the three-month period ended March 31, 1998. The increases are primarily attributable to interest related to the subordinated debentures issued by BCLP II in connection with the Reorganization ($2,733,000 and $911,000 in the nine-month and three-month periods ended March 31, 1999, respectively) and interest related to new borrowings of $50,000,000 under BCLP II's revolving credit agreement with its commercial bank ($469,000 and $114,000 in the nine-month and three-month periods ended March 31, 1999, respectively). These increases were partially offset by the fact that interest expense in the nine-month and three-month periods ended March 31, 1998 included interest expense related to the Boston Celtics basketball team of $2,586,000 and $836,000, respectively. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, interest expense related to the Boston Celtics basketball team in the nine-month and three-month periods ended March 31, 1999 is included in equity in income (loss) of Celtics Basketball Holdings.

BCLP's interest income of $3,401,000 in the nine-month period ended March 31, 1999 decreased by $1,447,000 compared to BCLP II's interest income of $4,848,000 in the nine-month period ended March 31, 1998, and BCLP's interest income of $1,009,000 in the three-month period ended March 31, 1999 decreased by $542,000 compared to BCLP II's interest income of $1,551,000 in the
three-month   period  ended  March  31,  1998.   The  decreases  are  primarily
attributable to a reduction in funds available for investment. In addition, interest income in the nine-month and three-month periods ended March 31, 1998 included interest income related to the Boston Celtics basketball team of $237,000 and $71,000, respectively. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, interest income related to the Boston Celtics basketball team in the nine-month and three-month periods ended March 31, 1999 is included in equity in income (loss) of Celtics Basketball Holdings.

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

BCLP's provision for income taxes of $1,300,000 relates to BCLP's subsidiary corporations.

Liquidity and Capital Resources

BCLP used approximately $4,060,000 in cash flows from operations in the nine months ended March 31, 1999. At March 31, 1999 the Partnership had approximately $87,845,000 of available cash and cash equivalents and $250,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to redeemed BCLP II Units. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain assets of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. On May 26, 1998, $30,000,000 was
advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. On February 1, 1999, BCLP II borrowed $1,000,000 against the revolving credit agreement for general working capital purposes. This amount was repaid on April 6, 1999. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of operating cash flow.

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999. The subordinated debentures mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

No cash distributions to unitholders of BCLP were declared or paid during the nine months ended March 31, 1999. A cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on January 14, 1998 (declared December 11, 1997 to unitholders of record on December 26, 1997). Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership.

Management believes that its cash, cash equivalents and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through March 31, 2000.

Year 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information. As used by the Partnership, "Year 2000 ready" means that a system will function in the year 2000 without modification or adjustment, or with a one-time manual adjustment.

State of Readiness

The Partnership has established a Year 2000 Committee and an action plan for addressing Year 2000 issues. The Partnership's action plan for addressing Year 2000 issues in its information technology ("IT") and non-IT systems covers four phases: (i) identification of all IT and non-IT systems; (ii) assessment of Year 2000 issues; (iii) repair of IT and non-IT systems, if necessary, and testing and integration of repaired systems; and (iv) creation of a contingency plan to address any potential Year 2000 failures. The Partnership is also contacting third parties with which it deals (such as customers and suppliers) to evaluate their Year 2000 readiness and determine whether any Year 2000 failure will affect their ability to perform as the Year 2000 approaches and arrives.

As of March 31, 1999, the Partnership has completed the first three phases of its Year 2000 action plan with respect to its IT systems. The Partnership has identified all of its IT systems (which are comprised solely of an internal personal computer network and commercially available software products), assessed the Year 2000 readiness of these systems (which involved review and testing by the Partnership's internal information technology specialists) and made necessary repairs. As of March 31, 1999, the Partnership has completed the first phase of its Year 2000 action plan, and has begun the second phase, with respect to its non- IT systems. The Partnership has identified all of its non-IT systems (which are comprised of embedded systems contained in its leased properties) and has assessed the Year 2000 readiness of approximately 50% of these systems through review and testing. The Partnership is scheduled to complete all four phases of its Year 2000 initiative with respect to both IT and non-IT systems no later than June 30, 1999.

The Partnership has received assurances from a majority of its suppliers and third parties with which it interacts that they have addressed their Year 2000 issues. The Partnership is evaluating these assurances for their adequacy and accuracy and, in cases where the Partnership has not received assurances from third parties, is initiating further mail or phone correspondence. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for ticketing, producing and broadcasting basketball games and for transporting the Boston Celtics' players, coaches and equipment to and from basketball games. There can be no assurance that the Partnership's suppliers and third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse effect upon the Partnership's financial condition and results of operations.

Costs to Address the Year 2000 Issue

The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future.

Risks Presented by the Year 2000 Issue

Until it has fully completed the first two phases of its Year 2000 action plan with respect to both IT and non-IT systems, the Partnership cannot accurately estimate the risks of its Year 2000 issue. To date, the Partnership has not identified any IT system or non-IT system that presents a material risk of not being ready for the Year 2000. The Partnership's Year 2000 action plan may, however, identify systems that present a risk of Year 2000 related disruption. Any such disruption could have a material adverse effect upon the Partnership's financial condition and results of operations. In addition, the failure to address Year 2000 issues by the Partnership's suppliers and other third parties with which it interacts could have a material adverse effect upon the Partnership's financial condition and results of operations.

Contingency Plans

The Partnership's Year 2000 action plan calls for the Partnership to develop a Year 2000 contingency plan. Because the Partnership has not fully assessed its possible risks from Year 2000 failures, it has not yet developed a Year 2000 contingency plan. The Partnership will develop such a plan if the results of its Year 2000 action plan identify risks of a Year 2000 failure.

Part II - Other Information

ITEM 1

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul
E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each directors of Celtics, Inc. BCLP GP, Inc. is a wholly owned subsidiary of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated.

Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

In addition, during the lockout, NBA teams did not make any payments due to players with respect to the 1998-99 season. The NBPA disputed the NBA's position on this matter, and an independent arbitrator ruled in favor of the NBA in October 1998. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams are only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season.

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

                                  BOSTON CELTICS LIMITED PARTNERSHIP
                                             (Registrant)

                                  By: BCLP GP, Inc., its General Partner

Dated:  May 7, 1999               By: /s/ Richard G. Pond
                                          Richard G. Pond
                                          Executive Vice President
                                          Chief Financial Officer
                                          and Chief Operating Officer

Dated:  May 7, 1999               BOSTON CELTICS LIMITED PARTNERSHIP II
                                             (Registrant)

                                  By: BCLP II GP, Inc., its General Partner

                                  By: /s/ Richard G. Pond
                                          Richard G. Pond
                                          Executive Vice President
                                          Chief Financial Officer
                                          and Chief Operating Officer