Form 10-K
period 1999-06-30
BOSTON CELTICS LIMITED PARTNERSHIP II /DE/
filed 1999-09-17
CIK 805009

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                          For the fiscal year ended
                                June 30, 1999
                    ------------------------------------

Commission           Registrant; State of Organization;       IRS Employer
 File No.               Address and Telephone Number       Identification No.
 --------               ----------------------------       ------------------
 1-14507            Boston Celtics Limited Partnership          04-3416346
                     (a Delaware limited partnership)
                          151 Merrimac Street,
                      Boston, Massachusetts  02114
                             (617) 523-6050

 1-9324
                   Boston Celtics Limited Partnership II       04-2936516
                    (a Delaware limited partnership)
                          151 Merrimac Street,
                      Boston, Massachusetts  02114
                             (617) 523-6050

         Securities registered pursuant to Section 12(b) of the Act:
         -----------------------------------------------------------
                                                        Name of Exchange
Registrant               Title of Each Class            On Which Registered
----------               -------------------            -------------------
Boston Celtics           Units Representing Limited     New York Stock Exchange
Limited Partnership      Partnership Interests          Boston Stock Exchange


Boston Celtics           6% Subordinated Debentures     New York Stock Exchange
Limited Partnership II   due 2038

         Securities registered pursuant to Section 12(g) of the Act:

                                    None.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.
                                  Yes   X    No
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

The aggregate market value of the 2,151,564 Units held by non-affiliates of Boston Celtics Limited Partnership as of September 10, 1999 was approximately $24,071,000, based on the closing price of the Units on the New York Stock Exchange on that date of $11.1875 per Unit, and the aggregate market value of the 2,703,364 Subordinated Debentures held by non-affiliates of Boston Celtics Limited Partnership II as of September 10, 1999 was approximately $32,102,000, based on the closing price of the Subordinated Debentures on the New York Stock Exchange on that date of $11.875 per Debenture.

      As of September 10, 1999, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                        1999 FORM 10-K ANNUAL REPORT
                                    INDEX

                                   PART I

                                                                        Page
                                                                        ----
Items 1.
 and 2.       Business and Properties                                    1

Item 3.       Legal Proceedings                                          9

Item 4.       Submission of Matters to a Vote of Security Holders        9

                                   PART II

Item 5.       Market for Registrant's Common Equity and Related
              Security Holder Matters                                   10

Item 6.       Selected Financial Data                                   11

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       13

Item 8.       Financial Statements and Supplementary Data               18

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant        19

Item 11.      Executive Compensation                                    21

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                            23

Item 13.      Certain Relationships and Related Transactions            24

                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                       25


Signatures                                                              73

      This document contains the Annual Reports on Form 10-K for the fiscal year ended June 30, 1999 for each of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Boston Celtics Limited Partnership II makes no representation as to information relating to Boston Celtics Limited Partnership or to any other entities affiliated with Boston Celtics Limited Partnership.

                                   PART I

Items 1 and 2.  Business and Properties

General

      Boston Celtics Limited Partnership ("BCLP" or the "Partnership") is a Delaware limited partnership that was formed on April 13, 1998 in connection with the Reorganization (defined below) of Boston Celtics Limited
Partnership II ("BCLP II"), also a Delaware limited partnership. BCLP owns a 99% limited partnership interest in BCLP II.

      References in this Form 10-K to "Units" with respect to Pre-Reorganization time periods means units representing limited partnership interests in BCLP II and, with respect to post-Reorganization time periods, means units representing limited partnership interests in BCLP.

Overview of the Reorganization

      At the time of BCLP II's organization in 1986, publicly traded limited partnerships ("PTPs" or "Master Limited Partnerships") such as BCLP II were not subject to federal income tax at the partnership level. In December 1987, however, Congress passed the Revenue Act of 1987. Among other things, the Revenue Act of 1987 provided that PTPs generally would be taxed as corporations for federal income tax purposes (the "Tax Change"), except that PTPs existing on December 17, 1987 would be "grandfathered" until their first taxable year beginning after December 31, 1997. Accordingly, BCLP II would have become taxable as a corporation during its taxable year beginning July 1, 1998 if it remained a PTP, unless it elected to pay the Toll Tax (as defined below).

      In August 1997, Congress passed the Taxpayer Relief Act of 1997, which permitted PTPs to elect, as an alternative to taxation as a corporation, to pay a federal tax at a rate of 3.5% of gross income from the active conduct of trades or businesses (the "Toll Tax") in taxable years beginning after December 31, 1997.

      After evaluating the Tax Change and alternatives to minimize the adverse impact of the Tax Change, including payment of the Toll Tax, the Reorganization was consummated in which BCLP II:

   - distributed (the "Distribution") to holders of BCLP II Units, at each holder's option, either (i) $20 in principal amount of Subordinated Debentures and $1 in cash for each BCLP II Unit held of record, or
      (ii) one Castle Creek Interest (defined below) for each 100 BCLP II Units held of record; and

   - effected a merger (the "Merger") in which (i) BCLP II became a subsidiary partnership of BCLP, a publicly held entity taxed as a corporation, (ii) holders of BCLP II Units that received Subordinated Debentures and cash in the Distribution received one BCLP Unit for each BCLP II Unit held of record upon which Subordinated Debentures and cash were distributed and (iii) holders of BCLP II Units who received Castle Creek Interests in the Distribution retained their Castle Creek Interests, but the BCLP II Units with respect to which Castle Creek Interests were distributed were canceled.

      "Castle Creek Interests" represent units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership with significant restrictions as to the transferability of its units of limited partnership interest.

      The Distribution and the Merger are collectively referred to as the "Reorganization." BCLP and Castle Creek each indirectly own a proportionate interest in BCLP II's pre-Reorganization net assets based on unitholder elections in the Reorganization.

Pre-Reorganization Ownership Structure

      Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") and held investment assets. BCLP II owned 99% of Celtics Limited Partnership ("CLP"), which owned the Boston Celtics. BCLP II also wholly owned BCCLP Holding Corporation ("Holdings"), which in turn wholly owned Celtics Capital Corporation ("CCC"). CCC holds investments of funds derived from the sale by Boston Celtics Broadcasting Limited Partnership ("BCBLP") of Television Station WXFT - Channel 25 ("WFXT") of Boston, Massachusetts in July 1995 and the sale by Boston Celtics Communications Limited Partnership ("BCCLP") of Radio Station WEEI - 590 AM of Boston, Massachusetts ("WEEI") in June 1994. BCBLP was indirectly owned by BCLP II and Celtics Investments, Inc. ("CII"), BCLP's wholly owned subsidiary. BCCLP is owned by BCLP II, CII and Celtics Communications, Inc. ("CCI").

      The 1% general partner of BCLP II was Celtics, Inc., and the 1% general partner of CLP was Boston Celtics Corporation ("BCC"). Each of Celtics, Inc. and BCC is a Delaware corporation whose sole stockholders are Paul Gaston, Don Gaston (father of Paul Gaston) and Walcott Partners, L.P. ("Walcott"), an affiliate of the Gaston family.

      Prior to the Reorganization, BCLP II's consolidated financial statements included the accounts of all of its majority-owned and controlled subsidiaries. In connection with the Reorganization, former Boston Celtics Limited Partnership changed its name to BCLP II.

Post-Reorganization Ownership Structure

      After the Reorganization, BCLP owns a 99% limited partnership interest in BCLP II, which owns a 99% limited partnership interest in CLP. In addition, BCLP II wholly owns CII and Holdings, which wholly owns CCC. Together, CCC and CLP wholly own Celtics Pride GP. Celtics Pride GP owns a 48.3123% limited partnership interest in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which owns a 99.999% limited partnership interest in Celtics Basketball L.P. ("Celtics Basketball"), which in turn owns and operates the Boston Celtics. The remaining 51.6867% limited partnership interest in Celtics Basketball Holdings, L.P. is held by Castle Creek. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek.

      The 1% general partner of BCLP is BCLP GP, Inc. ("BCLP GP"), and the 1% general partner of BCLP II is BCLP II GP, Inc. ("BCLP II GP"), a wholly owned subsidiary of Celtics, Inc. BCC is the 1% general partner of CLP and is also the 0.001% general partner of both Celtics Basketball Holdings and Celtics Basketball.

      Each of Celtics, Inc., BCC and BCLP GP is a Delaware corporation. BCC's sole stockholders are Paul Gaston and Don Gaston (father of Paul Gaston), BCLP GP's sole stockholder is Paul Gaston, and Celtics, Inc.'s sole stockholder is Walcott.

      In connection with the Reorganization, all assets and liabilities relating to the business of owning and operating the Boston Celtics were transferred from CLP to Celtics Basketball, an indirect subsidiary of BCLP. Accordingly, all of CLP's rights with respect to the following assets and liabilities, among others, were transferred to Celtics Basketball in the
Reorganization: the NBA franchise, agreements relating to local television, cable and radio broadcasts, sponsorship agreements, rights to the name "Boston Celtics" and the Boston Celtics logo (subject to the NBA's marketing and other rights), player contracts, agreements with coaches and other team personnel, leases and credit agreements.

      Subsequent to the Reorganization, BCLP, through its subsidiaries, holds investment assets and holds a minority interest in the assets and operations of the Boston Celtics. As a result of its indirect 48.3123% limited partnership interest in Celtics Basketball Holdings, BCLP accounts for its investment in the accounts of the Boston Celtics on the equity method subsequent to the Reorganization.

Basketball Operations

      BCLP's most significant operating asset is its indirect investment in Celtics Basketball, which owns and operates the Boston Celtics. The following table summarizes the performance of the Boston Celtics during the past 15 basketball seasons:

          Regular    Regular Season
          Season     Place of Finish
Season    Record       in Division      Playoff Results
-------------------------------------------------------

1998-99    19-31          Fifth         --
1997-98    36-46          Sixth         --
1996-97    15-67          Seventh       --
1995-96    33-49          Fifth         --
1994-95    35-47          Third         Lost in First Round of Conference Playoffs
1993-94    32-50          Fifth         --
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

      Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. On January 20, 1999, the NBA and the NBA Players Association (the "NBPA") entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team (25 of which were home games), beginning in early February 1999. The impact of the lockout and the shortened NBA season had a materially adverse effect on BCLP's financial condition and results of operations. See "Collective Bargaining Agreement."

      Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games, the licensing of television, cable network and radio rights, and promotional and novelty revenues. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:

                          Contribution to Revenues
                               (in thousands)

 Year
 Ended                          Television, Cable
June 30,    Ticket Sales (1)       and Radio (2)      Other Sources    Total Revenues
--------    ----------------    ------------------    -------------    --------------

1999 (3)       $23,284               $14,626              $5,142          $43,052
1998            39,108                28,002               8,570           75,680
1997            31,813                23,269               7,916           62,998

--------------------

<F1>  Includes proceeds from exhibition games.  No ticket revenues were derived from exhibition games in the year ended June 30, 1999.
<F2>  Includes the Boston Celtics' share of revenues under the NBA national television contracts.
<F3>  The reduced amounts for the year ended June 30, 1999 are due to the shortened NBA season.

      The operations and financial results of the Boston Celtics are seasonal. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

      Ticket Sales. Ordinarily, the Boston Celtics play an equal number of home games and away games during the 82-game NBA regular season. In addition, the Boston Celtics ordinarily play eight exhibition games prior to the commencement of the regular season. Under the NBA Constitution and By-laws, the Boston Celtics receive all revenues from the sale of tickets to regular season home games (subject to the NBA gate assessment of 6%) and no revenue from the sale of tickets to regular season away games. Generally, the Boston Celtics retain all revenues from the sale of tickets to home exhibition games played in Boston as well as certain ticket revenues from home exhibition games played outside of Boston. Under certain circumstances, the Boston Celtics pay appearance fees to the visiting team for exhibition games, and likewise the team may receive appearance fees for exhibition games played elsewhere.

      As a result of the lockout, the 1998-99 NBA regular season was shortened to 50 regular season games consisting of an equal number of home games and away games. In addition, upon resolution of the lockout, NBA teams, including the Boston Celtics, played two exhibition games for which tickets were issued at no charge.

      Effective with the 1995-96 season, all Boston Celtics regular season home games are played in the FleetCenter, an arena located in downtown Boston, with a seating capacity of approximately 19,300. The policy of the Boston Celtics during the last several years has been to limit the number of season tickets so that some tickets are available on a per game basis. During the 1998-99 season, approximately 13,000 season tickets were sold, as compared to 14,000 in the 1997-98 season and 13,000 in the 1996-97 season.

      Television, Cable and Radio Broadcasting. The Boston Celtics and the NBA license the television and radio broadcast rights to Boston Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company (the "NBC agreement"), and Turner Network Television, Inc., an affiliate of Turner Broadcasting (the "TNT agreement"). Each of the NBA member teams share equally in these license fees. In addition, the Boston Celtics previously licensed the local over the air rights to broadcast away games under an agreement with Boston University Communications, Inc., licensee of WABU-TV Boston ("WABU"), (the "WABU agreement") and license the cable rights to broadcast home games to Sportschannel New England Limited Partnership (doing business as Fox Sports Net New England) (the "Sportschannel agreement"). The Boston Celtics license the rights to broadcast all games on radio under an agreement with American Radio Systems, Inc., licensee of Radio Station WEEI - 850AM (the "ARS agreement"). The NBC and TNT agreements extend through the 2001-02 season. The ARS agreement extends through the 1999-2000 season. WABU was purchased subsequent to the 1998-99 season, and the WABU agreement was terminated. In August 1999, Celtics Basketball entered into an agreement with Sportschannel New England Limited Partnership to license the right to air all Boston Celtics home and away games (the "SNE agreement").
The SNE agreement extends through the 2002-03 season, with a right to an additional extension by Sportschannel New England Limited Partnership through the 2005-06 season. There can be no assurance that Celtics Basketball or the NBA as agent for its members, upon expiration of the aforementioned agreements, will be able to enter into new agreements on terms as favorable as those in the current agreements.

      Generally, these agreements provide for the broadcast of a specified number of games (exhibition, regular season and playoff games) at specified rights fees per game, which in some cases increase over the term of the contract and in some cases provide for revenue sharing. The national agreements provide that the licensee identify the games which it wishes to broadcast and the local rights agreements provide for the preemption of games broadcast under the national license agreements.

      The NBC agreement accounted for approximately 14% ($6,142,000) of Celtics Basketball's total revenues for the year ended June 30, 1999, of which BCLP's 48.3% interest is reflected in its equity in loss of Celtics Basketball Holdings. The NBC agreement accounted for approximately 15% ($11,439,000) and 11% ($6,896,552) of BCLP II's total revenues for the years ended June 30, 1998 and 1997, respectively. No other agreement accounted for as much as 10% of BCLP's, BCLP II's and Celtics Basketball's total revenues during any of the years ended June 30, 1999, 1998 and 1997.

      Other Sources. Other sources of revenues for the basketball operations include promotional and novelty revenues, including royalties from NBA Properties, Inc. ("NBA Properties"). NBA Properties is a corporation organized in 1967 to which each NBA member has assigned the exclusive rights to the merchandising of its team name, insignia and other similar properties to the extent such rights were not previously assigned to others prior to the formation of NBA Properties. NBA Properties pays royalties to each NBA team in consideration of the receipt of such rights. This assignment is subject to the right of each team, including the Boston Celtics, to use its insignia and symbols in connection with the promotion of the team in its home territory and retail sales in its home arena. NBA Properties licenses other companies to manufacture and sell official NBA items such as sneakers, basketballs, warm-up jackets and sweatshirts, as well as certain non-sports items.

Basketball Team

      Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 10, 1999:

                                                        Last Season
Name                Position          Years in NBA    Under Contract
--------------------------------------------------------------------

Kenny Anderson      Guard                   8            2002-03
Dana Barros         Guard                  10            2000-01
Tony Battie         Forward/Center          2            1999-00
Calbert Cheaney     Forward                 6            2001-02
Pervis Ellison      Center                 10            1999-00
Danny Fortson       Forward                 2            1999-00
Adrian Griffin      Guard                  --            1999-00
Walter McCarty      Forward                 3            2001-02
Greg Minor          Forward                 5            2000-01
Paul Pierce         Forward                 1            2001-02
Vitaly Potapenko    Center                  3            2004-05
Wayne Turner        Guard                  --            1999-00
Antoine Walker      Forward                 3            2004-05
Eric Washington     Guard                   2            1999-00
Eric Williams       Forward                 4            2003-04

      Compensation expense related to player salaries amounted to $16,875,000 during the 1998-99 season. The Boston Celtics were only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. See "Collective Bargaining Agreement." During the 1999-2000 season, the Boston Celtics are contractually required to make salary payments to its players totaling $41,126,000.

      Coaches, General Manager and other Team Personnel. The Head Coach of the Boston Celtics, Rick Pitino, was appointed Head Coach, President and Director of Basketball Operations following the 1996-97 season. Mr. Pitino was previously the Head Basketball Coach at the University of Kentucky (1989-1997), and served as the Head Coach of the New York Knickerbockers of the NBA (1987-1989), Head Coach at Providence College (1985-1987), assistant coach of the New York Knickerbockers (1983-1985) and Head Coach at Boston University (1978-1983). Mr. Pitino is under contract with Celtics Basketball as President and Director of Basketball Operations through May 6, 2007, and as Head Coach of the Boston Celtics through the 2002-03 season.

      James O'Brien has been an Associate Coach of the Boston Celtics since May 1997. Mr. O'Brien was previously an assistant coach at the University of Kentucky (1994-1997), the Head Coach at the University of Dayton (1989-
1994), and an assistant coach of the New York Knickerbockers (1987-1989), prior to which he held a variety of coaching positions from 1974 through 1987. Mr. O'Brien is under contract through the end of the 1999-2000 season.

      Lester Conner has been an Assistant Coach of the Boston Celtics since July 1998. Mr. Conner was previously a scout for the Miami Heat of the NBA
(1997), held several coaching positions since 1995, and played in the NBA from 1982 through 1995. Mr. Conner is under contract through the end of the 1999-2000 season.

      John Carroll has been an Assistant Coach of the Boston Celtics since June 1997. Mr. Carroll was previously the Advance Pro Scout for the Orlando Magic of the NBA (1996-1997) and for the Portland Trail Blazers of the NBA (1995-1996), the Head Coach at Duquesne University (1989-1995) and an assistant coach at Seton Hall University (1982-1989). Mr. Carroll is under contract through the end of the 1999-2000 season.

      Andy Enfield has been an Assistant Coach of the Boston Celtics since August 1998. Mr. Enfield was previously a private coach for a number of NBA players, and was the shooting coach for the Milwaukee Bucks of the NBA (1994-96). Mr. Enfield is under contract through the end of the 1999-2000 season.

      Shaun Brown has been the Strength and Conditioning Coach of the Boston Celtics since May 1997. Mr. Brown was previously the Strength and Conditioning Coach at the University of Kentucky (1992-1997), the Strength and Conditioning Coach at Providence College (1989-1992) and the Assistant Strength and Conditioning Coach at Rutgers University (1987-1988).

      Chris Wallace has been the General Manager of the Boston Celtics since May 1997. Mr. Wallace was previously the Director of Player Personnel (1996-1997) and a scout (1992-1996) for the Miami Heat of the NBA, prior to which he worked in various scouting capacities for the Portland Trail Blazers, Denver Nuggets, Los Angeles Clippers and New York Knickerbockers of the NBA. Mr. Wallace is under contract through the end of the 1999-2000 season.

      Ed Lacerte is the Head Athletic Trainer and Physical Therapist of the Boston Celtics and has served in that capacity since September 1987. Mr. Lacerte is under contract through the end of the 1999-2000 season.

      Compensation expense for coaches, general manager and other Boston Celtics team personnel, including compensation payments to team personnel not under contract, amounted to $8,921,000 during the 1998-99 season. During the 1999-2000 season, the Boston Celtics are contractually required to make salary payments to its coaches, general manager and other team personnel totaling $8,481,000.

      Collective Bargaining Agreement. NBA players, including those that play for the Boston Celtics, were previously covered by a collective bargaining agreement between the NBA and the NBPA that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). The Collective Bargaining Agreement provided for maximum and minimum total team salaries to be paid to players. Both maximum and minimum team salaries were determined based on estimates of league revenues prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, was the greater of a predetermined dollar amount or 48.04% of the projected Basketball-Related Income (as defined in the Collective Bargaining Agreement) ("BRI") of all NBA teams, less league-wide benefits, divided by the number of NBA teams.

      Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected BRI. On March 23, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement effective as of June 30, 1998, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

      On January 20, 1999, the NBA and the NBPA entered into a New Collective Bargaining Agreement, thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team (25 of which were home games), beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams were only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams, including the Boston Celtics, were not required to pay player salaries during the lockout.

      Given the fixed nature of many of its expenses, and given that the Boston Celtics' operating income is almost entirely dependent on the NBA season, the cancellation of 32 regular season games (of which 16 were home games) as a result of the lockout had a material adverse effect on the Partnership's financial condition and its results of operations for the fiscal year ended June 30, 1999. Celtics Basketball estimates that each canceled regular season home game resulted in a loss of ticket revenue of approximately $950,000, which includes refunds paid to season ticket holders as well as an estimate of lost ticket sales. Celtics Basketball's local television and radio broadcast rights agreements provide for the broadcast of a specified number of games at specified rights fees per game. In addition, the NBA, as agent for its members, licenses the national and international broadcast of games, and each of the NBA member teams shares equally in these license fees. Celtics Basketball estimates that each canceled regular season game resulted in a loss of television and radio broadcast rights fees of approximately $314,000. Celtics Basketball was only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season, and, as a result, estimates that each canceled regular season game resulted in a reduction in player salaries of $370,000.

      The estimates of lost revenues and reduced expenses set forth in the preceding paragraph are based on historical experience and certain assumptions, including assumptions regarding ticket sales, amounts realized under broadcast agreements and composition of the Boston Celtics team roster. There can be no assurance as to the accuracy of these assumptions or that Celtics Basketball would have recognized the aforementioned per-game estimates of revenues and expenses had the games not been canceled, and such per-game estimates of revenues and expenses should not be relied upon as an indication of future revenues and expenses. Further, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or that Celtics Basketball will not, notwithstanding the New Collective Bargaining Agreement, experience significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basketball Facilities

      Effective with the start of the 1995-96 basketball season, the Boston Celtics play all home games at the FleetCenter located in Boston, Massachusetts. On April 4, 1990, the Boston Celtics entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with New Boston Garden Corporation ("NBGC"), which was amended in certain respects and was assigned to Celtics Basketball in connection with the Reorganization. NBGC, which is not affiliated with the Boston Celtics, developed the new building and sports entertainment facility which has a seating capacity of approximately 19,300 spectators. The FleetCenter opened on September 30, 1995.

      Under the terms of the Lease Agreement, NBGC has granted to Celtics Basketball a license to use the basketball facilities at the FleetCenter and provides approximately 10,000 square feet of office space. NBGC is responsible for maintaining the FleetCenter and providing administrative personnel such as ushers, ticket takers, police and security personnel, announcers, scorers and statisticians. At Celtics Basketball's request, NBGC is responsible for making all box office ticket sales and remitting the proceeds to Celtics Basketball. Celtics Basketball does not pay rent to NBGC, and NBGC generally receives only premium fee revenues generated from preferred seating and executive boxes in the FleetCenter. Under the terms of the Lease Agreement, Celtics Basketball does not share in revenue from food and beverage concessions at the FleetCenter but may sell programs at each game subject to the payment of a commission to NBGC's concessionaires. NBGC is also licensed to sell merchandise bearing the Boston Celtics' name, trademark and/or logo, subject to prior approval by, and payment of a commission to, Celtics Basketball.

      The Lease Agreement commenced on the day that the FleetCenter was substantially completed and operational and extends for 10 full basketball seasons (from the 1995-96 season to the 2004-05 season). NBGC may, at its option, extend the term of the Lease Agreement for five additional basketball seasons (the "Extended Term"), provided NBGC gives notice during a specified period following the fifth anniversary of the commencement of the term of the Lease Agreement of its intention to exercise its option and subject to the NBGC making certain payments to Celtics Basketball, based on NBGC's revenues, during the Extended Term.

      Celtics Basketball also leases approximately 16,000 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five-year renewal period. Under the provisions of the Lease Agreement with NBGC, Celtics Basketball is reimbursed for the cost of 10,000 square feet of office space during the 10-year term of the Lease Agreement with NBGC.

      On March 31, 1998, CLP entered into a lease agreement for the use of a 22,000 square feet practice facility and wellness center in Waltham, Massachusetts. The facility also includes certain office space for Boston Celtics basketball operations personnel. Celtics Basketball does not pay rent under this lease agreement. The term of the lease extends through June 30, 2010, with three three-year options to extend. The lease agreement was assigned to Celtics Basketball in connection with the Reorganization.

      Celtics Basketball does not own any real property.

The NBA

      The NBA is a joint venture, consisting of member teams, each of which operates a professional basketball team in a major city of the United States or Canada. NBA members operate under the rules and regulations established by the NBA Constitution and By-laws. The NBA Constitution prohibits any NBA "owner" (as defined in the NBA Constitution) or person with management authority over an NBA member from (i) directly or indirectly exercising control over any other NBA member, or (ii) holding a direct or indirect financial interest in another NBA member, unless the financial interest does not exceed one percent of any outstanding publicly traded class of securities or 75% of the Board of Governors of the NBA approves the interest. The NBA Constitution also imposes restrictions upon the transfer of interests in NBA members. The acquisition of a 10% or greater interest in a member team must be approved by the Board of Governors. The acquisition of an interest of less than 10% but more than 5% must be approved by a committee appointed by the NBA Commissioner. In general, the acquisition of a 5% or less interest must be approved by the NBA Commissioner. However, the acquisition of less than a 5% interest in a team that is owned by more than 500 persons is not restricted unless (i) the effect of such acquisition is to change ownership of effective control of the NBA member, (ii) the acquisition would result in any person or entity that has not been approved by an NBA committee or the members holding directly or indirectly more than a 5% interest or (iii) the acquisition would result in any person or entity that has not been approved by the NBA members holding directly or indirectly more than a 10% interest. Pursuant to applicable NBA rules, referees and other employees of the NBA are not eligible to purchase or hold BCLP Units. Accordingly, a record owner of BCLP Units may not transfer ownership of his or her BCLP Units to any person who is not an "eligible holder" or who does not properly execute and deliver a transfer application certifying that he or she (or that, to the best of his or her knowledge, the person for whom he or she is acting as nominee) is an "eligible holder."

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

Insurance

      The Boston Celtics maintain accidental death and dismemberment, disability and life insurance policies on most key players and certain coaches. These disability policies cover injuries which result in permanent and total disability, as well as temporary disability for injuries which cause less severe damage, but loss of player services for more than half a playing season. These policies would generally reimburse Celtics Basketball for a substantial percentage of the payments which it would be required to make to such player under his contract. The waiting period for reimbursement under most temporary disability policies is 41 games. This Key Man Disability Insurance Plan is maintained by the NBA through a Master Policy Program, and underwritten by a leading national insurance company.

      The Boston Celtics participate in a workers' compensation policy and a high limit comprehensive general liability and umbrella policy maintained by the NBA. Included under that plan is protection for team sports participant's liability covering claims which may result from, among other things, certain injuries which may be incurred during player contests or exhibitions sponsored by the Boston Celtics.

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

Employees

      In addition to the players and coaches, see "Basketball Operations - Basketball Team," as of September 10, 1999, the Boston Celtics have 44 full-time employees engaged in operating, marketing, advertising and administrative activities. In addition, the Partnership has 10 full-time employees engaged in operating and administrative activities. None of the Partnership's employees other than its players are covered by collective bargaining agreements. The Partnership considers its relations with its employees to be good.

Item 3.  Legal Proceedings

      As a member of the NBA, Celtics Basketball is a defendant along with the other NBA members in various lawsuits incidental to the NBA's basketball operations. Celtics Basketball will generally be liable, jointly and severally, with all other members of the NBA for the costs of defending such lawsuits and any liabilities of the NBA which might result from such lawsuits. From time to time, the Partnership may become a party to legal proceedings arising in the ordinary course of business.

      In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. BCLP II GP, Inc. is a wholly owned subsidiary of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the Complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint.

      Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                   PART II
                                   -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

      BCLP's Units are listed on the New York Stock Exchange and the Boston Stock Exchange and are traded under the symbol "BOS". Prior to the Reorganization, BCLP II's Units were listed on the New York Stock Exchange and the Boston Stock Exchange and were traded under the symbol "BOS". Holders of BCLP II Units at the time of the Reorganization who elected to continue their interest in BCLP received, for each BCLP II Unit held, one BCLP Unit, $20 principal amount of Subordinated Debentures and $1.00 in cash. The Subordinated Debentures trade on the New York Stock Exchange and provide for annual interest payments. (See Item 1 for more information regarding the Reorganization.)

      The following table sets forth, for the periods indicated, the high and low sales prices per BCLP Unit on the New York Stock Exchange and cash distributions per BCLP Unit to Unitholders for the year ended June 30, 1999 and the high and low sales prices per BCLP II Unit on the New York Stock Exchange and cash distributions per BCLP II Unit to Unitholders for the year ended June 30, 1998. Following the Reorganization, there is no established public trading market for BCLP II Units.

                          Year Ended June 30, 1999
                  -----------------------------------------------
                  Sales Price for BCLP Units
                  --------------------------
                                                Cash Distribution
Period                 High         Low              Declared
-----------------------------------------------------------------

First Quarter       $11.3750     $ 7.0000
Second Quarter       12.0000       7.2500
Third Quarter        17.5000      10.2500
Fourth Quarter       12.9375      11.5625
                                                      -----
                                                      $0.00
                                                      =====

                          Year Ended June 30, 1998
                  -----------------------------------------------
                  Sales Price for BCLP II Units
                  -----------------------------
                                                Cash Distribution
Period                 High         Low              Declared
-----------------------------------------------------------------

First Quarter       $25.5000     $23.6250
Second Quarter       25.4375      20.1875             $1.00
Third Quarter        20.8125      18.8125
Fourth Quarter       21.4375      16.3750              1.00
                                                      -----
                                                      $2.00
                                                      =====

--------------------

      As of September 10, 1999, the approximate number of registered holders of BCLP's Units was 65,069.

      Distributions may be declared from time to time in the sole discretion of BCLP GP as General Partner of the Partnership. See "Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial information set forth below represents the consolidated operating results and balance sheet data of BCLP and BCLP II as described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation."

Amounts in thousands, except per unit amounts.

Consolidated Statement of Operations Data:

                                                                           Year Ended June 30
                                                     ------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                     ------------------------------------------------------------

Revenues:
  Basketball regular season
   Ticket sales                                                    $39,108      $31,813      $35,249      $22,037
   Television and radio broadcast rights fees                       28,002       23,269       22,072       20,956
   Other, principally promotional advertising                        8,570        7,916        7,459        7,419
  Basketball playoffs                                                                                       1,913
                                                                   ----------------------------------------------
                                                                    75,680       62,998       64,780       52,325

Costs and expenses:
  Basketball regular season -
   Team                                                             40,402       40,941       27,891       31,204
   Game                                                              2,820        2,386        2,606        2,880
  Basketball playoffs                                                                                         697
  General and administrative                         $  3,837       13,465       13,914       15,053       14,086
  Selling and promotional                                            4,819        4,680        2,974        2,692
  Depreciation                                              9          208          189          141           86
  Amortization of NBA franchise and other
   intangible assets                                       47          165          165          165          165
                                                      -----------------------------------------------------------
                                                        3,893       61,879       62,275       48,830       51,810
                                                      -----------------------------------------------------------
                                                       (3,893)      13,801          723       15,950          515

Equity in loss of Celtics Basketball
 Holdings, L.P. (1)                                      (205)
Interest income (expense), net                         (2,151)         384          736        1,788       (2,567)
Net revenue from league expansion                                                                           7,114
Net realized gains (losses) on
 disposition of marketable securities
 and other short-term investments                           6          (18)         361         (101)         110
                                                      -----------------------------------------------------------
Income (loss) from continuing operations before
 income taxes and extraordinary charge                 (6,243)      14,167        1,820       17,637        5,172
Provision for (benefit from) income taxes               1,600        1,900        1,400        1,850         (345)
                                                      -----------------------------------------------------------

Income (loss) from continuing operations before
 extraordinary charge                                  (7,843)      12,267          420       15,787        5,517
Extraordinary charge for early retirement
 of notes payable                                      (2,256)
Income from discontinued operations, net of taxes                                                 83       10,639
Gain from disposal of discontinued operations, net
 of taxes                                                                                     38,331
                                                      -----------------------------------------------------------

Net income (loss)                                    $(10,099)     $12,267      $   420      $54,201      $16,156
                                                     ============================================================

Income (loss) from continuing operations before
 extraordinary charge applicable to interests of
 Limited Partners                                    $ (7,709)     $11,961      $   358      $15,437      $ 5,396
Net income (loss) applicable to interests of
 Limited Partners                                    $ (9,920)     $11,961      $   358      $52,910      $15,545

Consolidated Statement of Operations Data (continued):

                                                                           Year Ended June 30
                                                     ------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                     ------------------------------------------------------------

Per unit:
  Income (loss) from continuing operations
   before extraordinary charge-basic                 $  (2.85)     $  2.45      $  0.07      $  2.68      $  0.84
  Income (loss) from continuing operations
   before extraordinary charge-diluted               $  (3.67)     $  2.17      $  0.06      $  2.59      $  0.84
  Net income (loss)-basic                            $  (2.85)     $  2.45      $  0.07      $  9.18      $  2.43
  Net income (loss)-diluted                          $  (3.67)     $  2.17      $  0.06      $  8.89      $  2.43
  Distributions declared to Unitholders                            $  2.00      $  1.00      $  1.50      $  3.00

Consolidated Balance Sheet Data:

                                                                              As of June 30
                                                     ---------------------------------------------------------------

                                                       1999         1998          1997          1996        1995 (2)
                                                     ---------------------------------------------------------------

Current assets                                       $ 86,045      $90,927      $103,801      $135,903      $186,101
Current liabilities                                     3,351       22,411        39,139        40,289       126,010
Total assets                                           87,274       92,047       119,200       145,233       210,655
Deferred federal and state income taxes -
 noncurrent portion                                     9,711        9,711        20,100        20,100         6,000
Notes payable - noncurrent portion                     50,000       30,000        47,500        50,000        60,000
Deferred compensation - noncurrent portion                                        10,380        11,750        14,850
Subordinated debentures                                33,385       32,985
Investment in capital deficiency of Celtics
 Basketball Holdings, L.P.                             33,790       29,865
Other noncurrent liabilities                                                       9,870         6,575        19,515
Partners' capital (deficit)                           (42,963)     (32,926)       (7,790)       16,520       (15,720)

--------------------

<F1>  See consolidated financial statements of Celtics Basketball
      Holdings,.P. contained elsewhere herein.
<F2>  Balance sheet captions at June 30, 1995 include amounts pertaining to discontinued operations. Total assets as shown in the table above include assets from discontinued operations of $52,893 in 1995. Long-term obligations, which include program broadcast rights payable - noncurrent portion and notes payable to bank - noncurrent portion as shown in the table above, include amounts pertaining to discontinued operations of $19,062 in 1995.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Forward Looking Statements

      Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the continuing effects of the player lockout and cancellation of 32 regular season games in the 1998-99 season as a result of the lockout, the impact of the lockout on television and other revenues, the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, uncertainties regarding labor relations and the performance of certain investments by subsidiaries of the Partnership.

Basis of Presentation

      As more fully described in "Item 1 - Business and Properties - Overview of the Reorganization," BCLP II completed a Reorganization on June 30, 1998 pursuant to which BCLP was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, which is accounted for on the equity method. Celtics Basketball Holdings has a 99.999% limited partnership interest in Celtics Basketball, which owns and operates the Boston Celtics effective July 1, 1998.

      Because BCLP had not engaged in any business operations prior to June 30, 1998, the Selected Consolidated Statement of Operations Data presented in "Item 6" above and the following discussion compare the operating results of BCLP and its subsidiaries for the year ended June 30, 1999 with those of BCLP II and its subsidiaries for the year ended June 30, 1998, and compare the operating results of BCLP II and its subsidiaries for the year ended June 30, 1998 with the year ended June 30, 1997. Due to the July 1, 1998 change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations in the fiscal year ended June 30, 1999 are materially different than those in the fiscal year ended June 30, 1998.

       Reorganization costs amounted to approximately $2,350,000, which consisted primarily of legal and professional expenses, costs of printing and distribution and filing fees. These costs were charged to operations by BCLP II prior to June 30, 1998.

Collective Bargaining Agreement

       NBA players, including those that play for the Boston Celtics, were previously covered by a collective bargaining agreement between the NBA and the NBPA that was to be in effect through June 30, 2001. Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). In March 1998 the Board of Governors of the NBA voted to reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

      On January 20, 1999, the NBA and the NBPA entered into a New Collective Bargaining Agreement, thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team (25 of which were home games), beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams were only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams, including the Boston Celtics, were not required to pay player salaries during the lockout.

      NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball on a monthly basis for games canceled in the preceding month. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds and interest amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

General

      The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. The most significant expenses of the Boston Celtics are player and coaching salaries. A large portion of the Boston Celtics' annual revenues and operating expense is determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players, coaches and broadcast organizations.

      The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which extends from late October or early November through late April.

      For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in late October or early November, the first fiscal quarter, which ends on September 30, will generally include limited or no revenue and will reflect a net loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Boston Celtics generally recognizes approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and it recognizes its playoff revenue, if any, in the fourth fiscal quarter. Due to the lockout in the 1998-99 season, however, the operating results of the Boston Celtics for the year ended June 30, 1999 did not reflect historical seasonal trends.

      The consolidated statements of operations data include the results of operations of television station WFXT prior to its sale on July 7, 1995, as well as the gain on its disposal, as discontinued operations.

Results of Operations

      Consolidated loss before extraordinary charge for the year ended June 30, 1999 was $7,843,000 or $2.85 per unit and consolidated net loss for the year ended June 30, 1999 was $10,099,000 or $3.67 per unit compared with BCLP II's consolidated net income for the year ended June 30, 1998 of $12,267,000 or $2.45 per unit. The significant loss before extraordinary charge in fiscal 1999 is primarily a result of the lockout, the cancellation of 32 regular season games and the reduced number of games in the revised 1998-99 NBA schedule. In addition, interest expense on the Subordinated Debentures issued on June 30, 1998 in connection with the Reorganization, including amortization of the original issue discount, amounted to $3,644,000 in fiscal 1999.

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

      Income from continuing operations for the year ended June 30, 1997 included charges totaling $8,583,000 in the three months ended June 30, 1997 related to significant personnel changes, primarily in basketball operations. These non-recurring charges consisted primarily of player contract termination costs ($4,580,000), bonuses and relocation costs ($2,215,000), severance costs ($909,000) and salaries for the new coaching staff ($879,000). No such non-recurring charges were recorded in the year ended June 30, 1998, which, among other things, contributed to an increase in net income for the year ended June 30, 1998.

      Equity in loss of Celtics Basketball Holdings, L.P. of $205,000 for the year ended June 30, 1999 represents BCLP's 48.3% interest in the income
(loss) of the entity that indirectly owns and operates the Boston Celtics basketball team subsequent to the Reorganization. Prior to the Reorganization, the operating results of the Boston Celtics basketball team were consolidated with BCLP II's operating results. Celtics Basketball recognizes Boston Celtics team and game revenues and expenses on a game-by-game basis, and the NBA regular season ordinarily begins in late October or early November. As a result, BCLP II's operating results for the year ended June 30, 1998 included revenues from ticket sales, television and radio broadcast rights fees and promotional advertising, and included team and game expenses. Had BCLP II accounted for a 48.3% interest of the Boston Celtics basketball team for the year ended June 30, 1998 using the equity method, BCLP II's pro forma equity in income of the Boston Celtics would have amounted to $8,940,000, reflecting, among other things, team and game revenues and expenses related to the 82 regular season games played by the Boston Celtics in the year ended June 30, 1998. Due to the cancellation of 32 regular season games in the 1998-99 season, the Boston Celtics did not commence their 1998-99 season until early February 1999, and the Boston Celtics played 50 regular season games in the year ended June 30, 1999. As a result, the results of operations of Celtics Basketball for the year ended June 30, 1999 reflected a net loss, as net team and game income related to the 50 regular season games played were more than offset by general and administrative expenses, selling and promotional expenses, certain team expenses contractually related to the 32 canceled games and interest expense, net of interest income.

      Revenues from regular season ticket sales of $39,108,000 in fiscal 1998, which related entirely to the Boston Celtics basketball team, increased by $7,295,000 compared to $31,813,000 in fiscal 1997. The increase was a result of increased ticket sales, believed to be primarily caused by improved performance of the basketball team as well as an increase in ticket prices.

      Regular season television and radio rights fees revenues of $28,002,000 in fiscal 1998, which related entirely to the Boston Celtics basketball team, increased by $4,733,000 compared to $23,269,000 in fiscal 1997. The increase was primarily the result of increases in the NBA's national broadcasting contracts.

      Other revenues, principally promotional advertising revenues of $8,570,000 in fiscal 1998, which related entirely to the Boston Celtics basketball team, increased $654,000 as compared to $7,916,000 in fiscal 1997. The increase in fiscal 1998 was due to increases in revenues from promotional activities ($579,000) as well as proceeds received from NBA Properties from the licensing of novelty type products ($75,000).

      Team expenses of $40,402,000 in fiscal 1998, which related entirely to the Boston Celtics basketball team, decreased by $539,000 compared to $40,941,000 in fiscal 1997. Player and coaching salaries increased approximately $7,368,000 in fiscal 1998 as compared to fiscal 1997 due to changes in team player and coaching personnel, but this increase was offset by the effect of certain charges of approximately $8,052,000 recorded in the three months ended June 30, 1997 that did not recur in fiscal 1998. These non-recurring charges recorded in the three months ended June 30, 1997 related to personnel changes in basketball operations, including player contract termination costs ($4,580,000), bonuses and relocation costs ($1,715,000), severance costs ($878,000) and salaries for the new coaching staff ($879,000).

      Game expenses of $2,820,000 in fiscal 1998, which related entirely to the Boston Celtics basketball team, consist primarily of the NBA's 6% assessment on gate receipts. Game expenses in fiscal 1998 increased by $434,000 as compared to $2,386,000 in fiscal 1997. The increase in fiscal 1998 was primarily a result of the corresponding change in revenue from ticket sales.

      BCLP's general and administrative expenses of $3,837,000 in fiscal 1999 decreased by $9,628,000 compared to BCLP II's general and administrative expenses of $13,465,000 in fiscal 1998. General and administrative expenses in fiscal 1998 included general and administrative expenses related to the Boston Celtics basketball team of $5,709,000. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, general and administrative expenses related to the Boston Celtics basketball team in fiscal 1999 are included in equity in loss of Celtics Basketball Holdings. The balance of the decreases in general and administrative expenses in fiscal 1999 is a result of decreased personnel and other general and administrative expenses as a result of the Reorganization. General and administrative expenses of $13,465,000 in fiscal 1998 decreased $449,000 compared to $13,914,000 in fiscal 1997, primarily as a result of reduced expense related to options to acquire units of partnership interest ($3,531,000), partially offset by increased professional, consulting and legal expenses primarily related to the Reorganization ($2,350,000) and increased management fees ($757,000).

      Selling and promotional expenses of $4,819,000 in fiscal 1998, which related entirely to the Boston Celtics basketball team, increased $139,000 compared to $4,680,000 in fiscal 1997. The increase in fiscal 1998 is a result of increased personnel costs.

      Depreciation expense of $9,000 in fiscal 1999 decreased by $199,000 compared to BCLP II's depreciation expense of $208,000 in fiscal 1998. Depreciation expense in fiscal 1998 included $199,000 of depreciation expense related to the Boston Celtics basketball team. Depreciation expense of $208,000 in fiscal 1998 increased $19,000 compared to $189,000 in fiscal 1997. The increase in 1998 is primarily attributable to additional depreciation related to additions to property and equipment and leasehold improvements in leased office space.

      Amortization expense of $47,000 in fiscal 1999 decreased by $118,000 compared to BCLP II's amortization expense of $165,000 in fiscal 1998. BCLP's amortization expense increased $43,000 in fiscal 1999 due to an increase in deferred financing costs, but this increase was offset by the fact that amortization expense in fiscal 1998 included $161,000 of amortization related to the Boston Celtics basketball team. Amortization expense of $165,000 in fiscal 1998 was consistent with amortization expense in fiscal 1997.

      Interest expense of $6,649,000 in fiscal 1999 increased $631,000 compared to $6,018,000 in fiscal 1998. The increase in fiscal 1999 is primarily attributable to interest of $3,644,000 related to the Subordinated Debentures issued by BCLP II in connection with the Reorganization
(including amortization of the original issue discount on the Subordinated Debentures) and interest of $419,000 related to new borrowings under BCLP II's revolving credit agreement with its commercial bank. These increases were partially offset by the fact that interest expense in fiscal 1998 included interest expense related to the Boston Celtics basketball team of $3,431,000. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, interest expense related to the Boston Celtics basketball team for the year ended June 30, 1999 is included in equity in loss of Celtics Basketball Holdings. Interest expense of $6,018,000 in fiscal 1998 increased $145,000 compared to $5,873,000 in fiscal 1997. The increase in fiscal 1998 is primarily a result of the new $30,000,000 borrowing by BCLP II in May 1998.

      Interest income from marketable securities and other short-term investments of $4,498,000 in fiscal 1999 decreased $1,904,000 compared to $6,402,000 in fiscal 1998, and interest income in fiscal 1998 decreased $208,000 compared to $6,610,000 in fiscal 1997. The decreases are attributable to a reduced amount of available funds for short-term investment as well as the effect of a decrease in interest rates on those invested balances in 1999.

      BCLP's provision for income taxes of $1,600,000 in fiscal 1999, which relates to BCLP's subsidiary corporations, decreased $300,000 compared to $1,900,000 in fiscal 1998.

Liquidity and Capital Resources

      BCLP used approximately $7,700,000 in cash flows from operating activities in fiscal 1999. BCLP II generated approximately $16,301,000 and $2,462,000 in cash from operating activities in 1998 and 1997, respectively. The decrease in cash flows from operating activities in fiscal 1999 is directly attributable to BCLP's accounting for its interest in the Boston Celtics on the equity method effective July 1, 1998. In addition, cash used in operating activities in fiscal 1999 included the first annual interest payment due on the Subordinated Debentures in the amount of $3,244,000. Capital expenditures amounted to approximately $385,000 and $136,000 in 1998 and 1997, respectively. At June 30, 1999 the Partnership had approximately $2,608,000 of cash and cash equivalents and $83,200,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or possible investments and/or acquisitions.

      On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to redeemed BCLP II Units. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of CCC, an indirect subsidiary of BCLP and BCLP II. On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. On June 30, 1999, BCLP II borrowed $2,500,000 against the revolving credit agreement for general working capital purposes. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

      In connection with the Reorganization, BCLP II distributed 6% Subordinated Debentures to certain former holders of BCLP II units. One $20 face value Subordinated Debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive Subordinated Debentures, cash and BCLP units. The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and accordingly, the Subordinated Debentures are carried on the balance sheet at $33,384,771 at June 30, 1999. The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption of the Subordinated Debentures, and they are not entitled to any sinking fund.

      No cash distributions to unitholders of BCLP were declared or paid during the year ended June 30, 1999. During the year ended June 30, 1998, a cash distribution of $1.00 per BCLP II unit was paid to BCLP II unitholders on January 14, 1998 (declared December 11, 1997 to unitholders of record on December 26, 1997). In addition, a cash distribution of $1.00 per unit was paid to BCLP II unitholders electing to receive subordinated debentures and BCLP units in connection with the Reorganization. Future distributions will be determined by BCLP GP in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the notes payable to commercial bank, notes payable relating to redeemed Partnership units and the subordinated debentures.

      Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 2000.

Market Risk

      At June 30, 1999, BCLP had invested approximately $83,200,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the partnership has no other assets that are subject to market risk.

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

      As of June 30, 1999, the Partnership has completed the first three phases of its Year 2000 action plan with respect to its IT systems. The Partnership has identified all of its IT systems (which are comprised solely of an internal personal computer network and commercially available software products), assessed the Year 2000 readiness of these systems (which involved review and testing by the Partnership's internal information technology specialists) and made necessary repairs. As of June 30, 1999, the Partnership has completed the first phase of its Year 2000 action plan, and has begun the second phase, with respect to its non-IT systems. The Partnership has identified all of its non-IT systems (which are comprised of embedded systems contained in its leased properties) and has assessed the Year 2000 readiness of approximately 50% of these systems through review and testing. The Partnership is scheduled to complete all four phases of its Year 2000 initiative with respect to both IT and non-IT systems no later than September 30, 1999.

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

Item 8.  Financial Statements and Supplementary Data

         See Item 14.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

General Partner

      The General Partner of BCLP is BCLP GP, Inc., a Delaware corporation organized in 1998 ("BCLP GP"), and the General Partner of BCLP II is BCLP II GP, Inc., a Delaware corporation organized in 1998 ("BCLP II GP"). BCLP GP is wholly owned by Paul Gaston, and BCLP II GP is wholly owned by Celtics, Inc., which is wholly owned by Walcott Partners, L.P., a Gaston family partnership. BCLP's activities are managed and controlled by BCLP GP.

      The General Partner of each of CLP, Celtics Basketball Holdings and Celtics Basketball is Boston Celtics Corporation ("BCC"). Paul E. Gaston and Don F. Gaston (Paul Gaston's father) are the sole stockholders of BCC. The activities of CLP, Celtics Basketball Holdings and Celtics Basketball are managed and controlled by BCC.

      The General Partners of Celtics Pride GP are CLP and CCC, which is wholly owned by BCCLP Holdings, which in turn is wholly owned by BCLP II.

      The General Partner of BCCLP is Celtics Communications, Inc. ("CCI"). Paul E. Gaston and Don F. Gaston are the sole stockholders of CCI. Prior to their sale, the broadcast operations' activities were managed and controlled by CCI.

      BCC receives a management fee of $750,000 per annum, subject to annual increases based on annual cash flows from basketball operations. Management fees of $750,000 were charged to Celtics Basketball's operations in the year ended June 30, 1999 and management fees of $1,577,000 and $820,000 were charged to BCLP II's operations during the years ended June 30, 1998 and 1997, respectively.

      In accordance with the partnerships' respective partnership agreements, each item of income, gain, loss and deduction is allocated and distributions are made to the partners and Unitholders in accordance with their respective percentage interests (excluding earnings of subsidiary corporate entities which are taxed directly).

Directors and Executive Officers

      The following table sets forth, for each of the directors and executive officers of BCLP GP, his or her principal occupation, age and business experience during the past five years. All of the directors and officers are U.S. citizens and the business address of each is c/o Boston Celtics Limited Partnership, 151 Merrimac Street, Boston, Massachusetts 02114.

Name                   Age                     Position
---------------------------------------------------------------------------

Paul E. Gaston         42      Chairman of the Board of Directors
Richard G. Pond        39      Executive Vice President, Chief Operating
                               Officer, Chief Financial Officer, Treasurer,
                               and Secretary
Don F. Gaston          65      Director
Paula B. Gaston        65      Director
John B. Marsh, III     42      Director

      Paul E. Gaston became Chairman of the Board of BCLP GP in April 1998 and has been Chairman of the Board of Celtics, Inc. since December 1992 and Director since September 1992. Mr. Gaston has been Chairman of the Board of BCC since September 1993. Upon its formation in November 1992, he became Managing Director of Walcott Partners, L.P., a Gaston family partnership whose investments include limited partnership interests in the Partnership and ownership of Celtics, Inc. From inception in 1990 to June 1992 he was Co-chairman and since June 1992 has been Chairman of the Board of Directors of Celtics Communications, Inc., the general partner of Boston Celtics Communications Limited Partnership. Mr. Paul E. Gaston is the son of Don F. and Paula B. Gaston.

      Richard G. Pond was named Vice President, Controller and Secretary of Celtics, Inc. in December 1992. He has been employed by BCLP II since July 1992. From July 1981 to June 1992, he was with the international accounting firm of Ernst & Young LLP, most recently as a senior audit manager. Effective July 1, 1996, Mr. Pond assumed his responsibilities as Executive Vice President, Chief Financial Officer and Treasurer, and effective July 1, 1997, Mr. Pond assumed his responsibilities as Chief Operating Officer.
Upon consummation of the Reorganization, Mr. Pond assumed similar responsibilities with BCLP GP.

      Don F. Gaston has served as a Director of the General Partners of BCLP II and CLP since his resignation as Chairman of the Board of BCLP II in December 1992 and CLP in September 1993. He was succeeded in each of these positions by his son, Paul E. Gaston. He became Chairman of the Board of Directors of Boston Celtics Incorporated in September 1983 when he, together with Alan C. Cohen and Paul R. Dupee, Jr., acquired the Boston Celtics franchise. He has served as a Director of the BCCLP General Partner since its inception in 1990. Mr. Gaston was Chairman of the Board of Providence Capitol, Ltd. from July 1982 until its liquidation in December 1986. From 1962 to June 1982, he was associated with Gulf & Western Industries, Inc. in various capacities, including Executive Vice President, director and member of the Executive Committee. Mr. Gaston is the husband and father respectively, of Paula B. Gaston and Paul E. Gaston.

      Paula B. Gaston became a Director of Celtics, Inc. in September 1992 and a Director of the General Partner of CLP in October 1992. She is a private investor and is the wife of Mr. Don F. Gaston and the mother of Paul
E. Gaston.

      John B. Marsh became a director of Celtics, Inc. in September 1992. Mr. Marsh is currently managing partner of Corvus Capital, LLC, a strategic investment partnership where he is an investment banker. From 1995 to 1998, he was Director of Trading and Sales with ABSA Securities, Inc., an investment banking firm. From 1991 to 1995, he was Chief Executive Officer and President of Saicor Ltd., an investment banking firm specializing in emerging markets. From 1988 to 1991 he was a Vice President at Deutsche Bank Capital Corporation where he headed an international arbitrage securities trading group. From 1985 to 1988 Mr. Marsh was a Vice President in the international arbitrage department of Merrill Lynch Pierce Fenner and Smith.

      BCLP GP has an Audit Committee composed of Mr. Marsh, a non-management director, and Mr. Paul Gaston. Non-management directors will be reimbursed for their expenses, and will receive directors' fees equal to $1,000 per month and $2,500 per meeting attended with respect to their services as directors of BCLP GP. Mr. Marsh received $12,000 in such directors' fees in fiscal 1999. Directors are named by the stockholders of BCLP GP and serve until their successors are named. Thus, holders of limited partnership units have no vote in the selection of directors of BCLP GP. BCLP GP's officers are appointed by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, require executive officers and directors of BCLP GP, the general partner of BCLP, to file reports pertaining to their beneficial ownership of the Units of BCLP with the Securities and Exchange Commission and the New York Stock Exchange when they are first elected, and to report (with certain exceptions) subsequent changes in their beneficial ownership of Units. Executive officers, directors and 10% beneficial owners are required to furnish the Partnership with copies of all forms they file pursuant to
Section 16(a). The Partnership believes that all filing requirements were complied with in a timely fashion during the year ended June 30, 1999.

Item 11. Executive Compensation

      The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the most highly compensated executive officers of BCLP GP whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to BCLP (including predecessor entities) and its subsidiaries during the last three fiscal years. Only one of the Partnership's executive officers had an annual salary and bonus exceeding $100,000 for services to BCLP and its subsidiaries during the year ended June 30, 1999.

                                                 Summary Compensation Table
                                                 --------------------------
                                               Annual Compensation                      Long Term Compensation Awards
                                             -----------------------                    -----------------------------
                                 Fiscal                                                                  Securities
                                  Year                                   Other Annual     Restricted     Underlying
                                 Ended                                   Compensation       Stock         Options/
Name and Principal Position     June 30,     Salary ($)     Bonus ($)       ($) (1)        Awards ($)     SARs (#)
---------------------------------------------------------------------------------------------------------------------

Paul E. Gaston                   1999
  Chief Executive Officer        1998        $1,000,000     $324,596
  and Chairman of the Board      1997           400,000                  $518,750 (1)

Richard G. Pond                  1999           360,000      250,000
  Executive Vice President,      1998           400,000      250,000
  Chief Operating Officer,       1997           250,000      125,000
  Chief Financial Officer,
  Treasurer and Secretary
--------------------

<F1>  On June 27, 1997, the Audit Committee of the Board of Directors of
      Celtics, Inc. voted to offer BCLP II's three option holders the right to exchange their options to purchase BCLP II Units for an equal number of Units of BCLP II which vested after ten years and which contained certain significant restrictions as to transferability, but which were entitled to receive distributions with respect to such Units (hereinafter the "1997 Restricted Units"). The exchange ratio was determined based on a written report received from an independent employee benefits consultant regarding the respective values of the 1997 Restricted Units and the options to purchase BCLP Units, and the option holders were required to make this election on or prior to July 7, 1997. On June 30, 1997, Mr. Gaston elected to exchange his options to purchase 250,000 BCLP II Units for 250,000 1997 Restricted Units. Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter. As a result of this exchange, $518,750 was charged to compensation expense in 1997, representing the difference between the fair market value of the 1997 Restricted Units and the in-the-money value of the optioned Units. In connection with the Reorganization, Mr. Gaston elected to receive Castle Creek Interests with respect to these Restricted Units.

      Neither BCLP nor BCLP II granted any options or appreciation rights during the year ended June 30, 1999. No options were exercised during the year ended June 30, 1999, and there are no options outstanding at June 30, 1999.

Employment and Consulting Agreements

The Partnership

      In August 1993, the Board of Directors of Celtics, Inc. approved compensation arrangements and an incentive plan for Paul E. Gaston, Chairman of the Board of Celtics, Inc., under which Mr. Gaston was to be employed on an at will basis, with compensation at the rate of $400,000 per annum. In June 1997, the Board of Directors of the General Partner of BCLP II approved an increase in Mr. Gaston's compensation to $1,000,000 per annum. The incentive plan, which is subject to annual review, provides that Mr. Gaston shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP II for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. Because of the lockout, Mr. Gaston voluntarily received no compensation from BCLP during the year ended June 30, 1999. During the years ended June 30, 1999 and 1997, no annual incentive compensation payments were made to Mr. Gaston, and during the year ended June 30, 1998, Mr. Gaston was paid an annual incentive compensation payment of $324,596.

The Basketball Operations

      Under an agreement dated May 6, 1997, Rick Pitino agreed to serve as President and Director of Basketball Operations of CLP through May 6, 2007, and as Head Coach of the team for the first six full NBA seasons of the agreement (through the 2002-03 season). In connection with the Reorganization, this contract was assigned to Celtics Basketball. Under the agreement, Mr. Pitino will receive annual salaries of $6,750,000 through May 6, 2003 and $2,000,000 through May 6, 2007. Mr. Pitino was also granted a bonus in the amount of $600,000, payable on the earlier of May 6, 2003 or upon a change in control of CLP. In addition, in the event of a Change in Control as defined in the agreement, Mr. Pitino will receive the lesser of $22,000,000 or any unpaid amounts for the remainder of the term of the agreement. The Reorganization was not a Change in Control as defined in Mr. Pitino's employment agreement.

Compensation Committee Interlocks and Insider Participation

      Mr. Marsh, the non-management director of the Audit Committee of the Board, performed the functions of a compensation committee during the year ended June 30, 1999. Mr. Marsh was not, during the year ended June 30, 1999 or previously, an officer or employee of the Partnership or any of its subsidiaries, and he did not have any affiliated relationship requiring disclosure.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on September 10, 1999 by (i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, (ii) each director of BCLP GP, (iii) each executive named in the Summary Compensation Table and (iv) all directors and executive officers of BCLP GP as a group. All information with respect to beneficial ownership is based solely on information furnished by the respective Unitholders to the Partnership.

                                                          Percent of
            5% Unitholders,                Number of      Outstanding
   Directors and Executive Officers          Units         Units (1)
---------------------------------------------------------------------

Don F. Gaston and Paula B. Gaston             200 (2)            *
33 East 63rd Street
New York, New York 10021

Paul E. Gaston                            551,900 (3)          20.4%
33 East 63rd Street
New York, New York 10021

John B. Marsh, III                            500                *
33 East 63rd Street
New York, New York 10021

Richard G. Pond                                 0                *
151 Merrimac Street
Boston, Massachusetts 02114

Castle Creek Partners, L.P.               551,800              20.4%
151 Merrimac Street
Boston, Massachusetts 02114

David R. Murphey, III                     244,700               9.1%
Murphey Capital, Inc.
P.O. Box 18065
Tampa, Florida 33681-8065

All directors and executive officers
as a group (5 persons)                    552,600              20.4%













--------------------

<F*>  Less than one percent.
<F1>  Percent of Outstanding Units for a particular Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.
<F2>  Includes 100 Units held by Brookwood Investments, L.P., a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner. Does not include 100 Units held by Walcott Partners,
      L. P.  See Note (3) below.
<F3>  Includes 100 Units held by Walcott Partners, L. P., a Gaston family partnership, and 551,800 Units held by Castle Creek Partners, L.P.
      The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul E. Gaston is the only stockholder, officer and director. The General Partner of Castle Creek Partners, L.P. is Castle Creek Partners GP, Inc., which is wholly owned by Celtics, Inc., which is wholly owned by Walcott Partners, L.P. In addition, 96.3% of Castle Creek's limited partnership interests are held by a limited partnership of which Walcott Partners, L.P. owns a majority of the limited partnership interests and Draycott, Inc. is the general partner. Castle Creek holds a 51.6867% limited partnership interest in Celtics Basketball Holdings. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units.

Unless otherwise indicated, all parties have both exclusive voting and investing power.

Item 13. Certain Relationships and Related Transactions

      In 1999, BCLP II reimbursed Conanicut Aircraft, Inc. ("Conanicut") approximately $20,000 for the business use in the fiscal year ended June 30, 1999 of an aircraft based on standard charter rates for comparable aircraft. Conanicut is wholly owned by Walcott Partners, L.P. The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul
E. Gaston is the only stockholder, officer and director. The reimbursement was reviewed and approved by the Audit Committee of the Board of Directors of BCLP GP. Paul E. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter.

      BCC receives a management fee of $750,000 per annum, subject to annual increases based on annual cash flows from basketball operations. Management fees of $750,000 were charged to Celtics Basketball's operations in the year ended June 30, 1999 and management fees of $1,577,000 and $820,000 were charged to BCLP II's operations during the years ended June 30, 1998 and 1997, respectively.

      On June 30, 1998, BCLP entered into a management services agreement by and between BCLP II, CLP, Celtics Pride G.P., Celtics Capital Corporation, BCCLP Holding Corporation, Castle Creek, Celtics Basketball Holdings and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $702,000 and $1,259,000, respectively, in the fiscal year ended June 30, 1999 for services provided under this agreement. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek.

                                   PART IV

Item 14. Exhibits, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

           1.  Financial Statements:

The financial statements listed in the accompanying List of Financial Statements and Financial Statement Schedules are filed as part of this report.

           2.  Exhibits:

The Exhibits listed below are filed as part of this report.

      (3)  (a)    --   Certificate of Limited Partnership of Boston Celtics
                       Limited Partnership II, as amended.1

           (b)    --   Agreement of Limited Partnership of Boston Celtics
                       Limited Partnership II.1

           (c)    --   Certificate of Limited Partnership of Boston Celtics
                       Limited Partnership.10

           (d)    --   Agreement of Limited Partnership of Boston Celtics
                       Limited Partnership.9

           (e)    --   First Amendment to Amended and Restated Agreement of
                       Limited Partnership of Boston Celtics Limited
                       Partnership II.2

           (f)    --   Certificate of Amendment of Certificate of Limited
                       Partnership of Boston Celtics Limited Partnership, changing the name of Boston Celtics Limited
                       Partnership II from its former name of "Boston
                       Celtics Limited Partnership." 10

           (g)    --   Certificate of Amendment of Certificate of Limited
                       Partnership of Boston Celtics Limited Partnership II, changing the name of Boston Celtics Limited
                       Partnership from its former name of "Boston Celtics
                       Limited Partnership II." 10

           (h)    --   Certificate of Incorporation of BCLP GP, Inc., dated
                       April 13, 1998.8

           (i)    --   By-Laws of BCLP GP, Inc.8

           (j)    --   Certificate of Amendment, dated June 29, 1998,
                       changing the name of BCLP GP, Inc. from its former name of "BCLP II GP, Inc." 10

           (k)    --   Certificate of Incorporation of BCLP II GP, Inc.,
                       dated April 13, 1998.8

           (l)    --   By-Laws of BCLP II GP, Inc.8

           (m)    --   Certificate of Amendment, dated June 29, 1998,
                       changing the name of BCLP II GP, Inc. from its former name of "BCLP GP, Inc." 10

      (4)  (a)    --   Form of Unit Certificate Representing Limited
                       Partnership Interest of BCLP.1

           (b)    --   Form of Indenture between Boston Celtics Limited
                       Partnership and Chase Manhattan Bank, as Trustee, dated as of June 30, 1998.8

      (10) (a)    --   Joint Venture Agreement by and among NBA member
                       organizations.1

           (b)    --   Constitution and By-laws of the National Basketball
                       Association.1

           (c)    --   License/Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted).2

           (d)    --   Office Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted).2

           (e)    --   Letter Agreement dated April 4, 1990 between the
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment granted).2

           (f)    --   Unit Option Agreement dated December 31, 1993 by and
                       between Boston Celtics Limited Partnership and Paul
                       E. Gaston.3

           (g)    --   Restricted Unit Agreement dated June 28, 1996 between
                       Boston Celtics Limited Partnership and Paul E.
                       Gaston.4

           (h)    --   Letter from Paul Gaston electing to accept all
                       incentive compensation for 1996 in restricted units.4

           (i)    --   Letter Agreement dated June 30, 1997 between Boston
                       Celtics Limited Partnership and Paul E. Gaston pertaining to the election to exchange options to purchase Limited Partnership Units for Restricted
                       Units. 5

           (j)    --   Credit Agreement dated as of December 15, 1997 by and
                       between Celtics Limited Partnership as the Borrower,
                       Boston Celtics Limited Partnership and Citizens Bank of Massachusetts as the Lender.6

           (k)    --   Amended and Restated Agreement and Plan of
                       Reorganization, dated as of June 5, 1998, among Boston Celtics Limited Partnership, Boston Celtics
                       Limited Partnership II, Castle Creek Partners, L.P.,
                       Celtics Limited Partnership, Celtics, Inc., BCLP II
                       GP, Inc., Castle Creek Partners GP, Inc., Boston
                       Celtics Corporation, and Celtics Capital
                       Corporation.8

           (l)    --   Agreement and Plan of Merger of BCLP Merger, Inc.,
                       Boston Celtics Limited Partnership and Boston Celtics
                       Limited Partnership II, dated as of June 29, 1998.8

           (m)    --   Credit Agreement between Boston Celtics Limited
                       Partnership and Citizens Bank of Massachusetts, dated as of May 20, 1998.7

           (n)    --   Second Amendment to Credit Agreement dated as of July
                       30, 1999 among Celtics Limited Partnership, Boston
                       Celtics Limited Partnership II, Boston Celtics
                       Limited Partnership, Celtics Basketball, L.P.,
                       Celtics Basketball Holdings, L.P., Celtics Pride,
                       G.P. and Citizens Bank of Massachusetts.

           (o)    --   Second Amendment to Credit Agreement dated as of July
                       30, 1999 among Boston Celtics Limited Partnership II, the Borrower, and The Royal Bank of Scotland plc, the Lender, and Citizens Bank of Massachusetts, the
                       Agent.

      (27)    Financial Data Schedule

--------------------
[FN]
<F1>  Incorporated by reference from the exhibits filed with the
      Partnership's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).
<F2>  Incorporated by reference from the exhibits filed with the Report on
      Form 10-K of the Registrant filed with the Securities and Exchange Commission for the year ended June 30, 1990.
<F3>  Incorporated by reference to the exhibits filed with the report on
      Form 10-Q filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-19324).
<F4>  Incorporated by reference to the exhibits filed with the report on
      Form 10-K filed with the Securities and Exchange Commission on September 27, 1996 (File No. 0-19324).
<F5>  Incorporated by reference to the exhibits filed with the report on
      Form 10-K filed with the Securities and Exchange Commission on September 26, 1997 (File No. 0-19324).
<F6>  Incorporated by reference to the exhibits filed with the report on
      Form 10-Q filed with the Securities and Exchange Commission on February 6, 1998 (File No. 0-19324).

<F7>  Incorporated by reference from the exhibits filed with the Schedule
      13E-3 filed by Boston Celtics Limited Partnership (File No. 5-37799).
<F8>  Incorporated by reference from the exhibits filed with the report on
      Form S-4 filed with the Securities and Exchange Commission on April 17, 1998, as amended (File No. 333-50367).
<F9>  Incorporated by reference to the exhibits filed with the report on
      Form 8-K filed with the Securities and Exchange Commission on June 30, 1998 (File No. 0-19324).
<F10> Incorporated by reference to the exhibits filed with the report on
      Form 10-K filed with the Securities and Exchange Commission on September 25, 1998 (File No. 0-19324).

      (b)  Reports on Form 8-K filed in the fourth quarter of 1999 - None.

      (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

      (d)  Financial Statement Schedules - The response to this portion of
Item 14 is filed as part of this report.

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                        LIST OF FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS
                              CERTAIN EXHIBITS
                          YEAR ENDED JUNE 30, 1999

                     BOSTON CELTICS LIMITED PARTNERSHIP

                            BOSTON, MASSACHUSETTS

FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:


Boston Celtics Limited Partnership and Subsidiaries

      Consolidated Balance Sheets at June 30, 1999 and 1998.

      Consolidated Statement of Operations for the year ended June 30, 1999.

      Consolidated Statement of Partners' Capital (Deficit) for the year ended June 30, 1999.

      Consolidated Statement of Cash Flows for the year ended June 30, 1999.

      Notes to Consolidated Financial Statements.


Boston Celtics Limited Partnership II and Subsidiaries

      Consolidated Balance Sheets at June 30, 1999 and 1998.

      Consolidated Statements of Operations for each of the three years in the period ended June 30, 1999.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 1999.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1999.

      Notes to Consolidated Financial Statements.

Celtics Basketball Holdings, L.P. and Subsidiary

      Consolidated Balance Sheets at June 30, 1999 and 1998.

      Consolidated Statement of Operations for the year ended June 30, 1999.

      Consolidated Statement of Partners' Capital (Deficit) for the year ended June 30, 1999.

      Consolidated Statement of Cash Flows for the year ended June 30, 1999.

      Notes to Consolidated Financial Statements.


      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP

Boston, Massachusetts
September 10, 1999

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets

                                                       June 30,          June 30,
                                                         1999              1998
                                                     ------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $  2,607,725      $  8,468,286
  Marketable securities                                                   1,041,446
  Other short-term investments                         83,200,000        81,114,266
  Prepaid expenses and other current assets               237,245           302,900
                                                     ------------------------------
TOTAL CURRENT ASSETS                                   86,044,970        90,926,898

PROPERTY AND EQUIPMENT, net                                14,422            23,516
OTHER ASSETS                                            1,214,314         1,096,129
                                                     ------------------------------
                                                     $ 87,273,706      $ 92,046,543
                                                     ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $     99,893      $  1,102,496
  Due to related parties                                                  3,036,184
  Federal and state income taxes payable                  751,204           733,800
  Notes payable to bank - current portion               2,500,000
  Notes payable                                                          17,538,780
                                                     ------------------------------
TOTAL CURRENT LIABILITIES                               3,351,097        22,411,260

DEFERRED FEDERAL AND STATE INCOME TAXES                 9,710,875         9,710,875
NOTES PAYABLE TO BANK - noncurrent portion             50,000,000        30,000,000
SUBORDINATED DEBENTURES                                33,384,771        32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF
 CELTICS BASKETBALL HOLDINGS, L.P.                     33,790,372        29,865,364
















PARTNERS' CAPITAL (DEFICIT), authorized
 25,000,000 units of limited partnership
 interest, issued and outstanding 2,703,664 units
  Boston Celtics Limited Partnership -
    General Partner                                       189,968           290,166
    Limited Partners                                  (44,151,483)      (34,329,896)
                                                     ------------------------------
                                                      (43,961,515)      (34,039,730)
  Boston Celtics Limited Partnership II
   - General Partner                                      133,234           210,292
  Celtics Limited Partnership - General Partner           223,298           262,554
  Boston Celtics Communications Limited
    Partnership - General Partner                         641,574           641,228
                                                     ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                     (42,963,409)      (32,925,656)
                                                     ------------------------------
                                                     $ 87,273,706      $ 92,046,543
                                                     ==============================

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statement of Operations
                      For the Year Ended June 30, 1999

Costs and expenses:
  General and administrative                                      $  3,837,185
  Depreciation                                                           9,095
  Amortization                                                          47,114
                                                                  ------------
                                                                     3,893,394

Equity in loss of Celtics Basketball Holdings, L.P.                   (204,960)
Interest expense                                                    (6,649,201)
Interest income                                                      4,498,452
Net realized gains on disposition of marketable
 securities and other short-term investments                             6,020
                                                                  ------------
Loss before income taxes and extraordinary charge                   (6,243,083)
Provision for income taxes                                           1,600,000
                                                                  ------------
Loss before extraordinary charge                                    (7,843,083)
Extraordinary charge for early retirement of notes payable           2,255,540
                                                                  ------------
Net loss                                                           (10,098,623)
Net loss applicable to interests of General Partners                  (178,912)
                                                                  ------------

Net loss applicable to interests of Limited Partners              $ (9,919,711)
                                                                  ============

Loss per unit before extraordinary charge                         $      (2.85)
Net loss per unit                                                 $      (3.67)

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
            Consolidated Statement of Partners' Capital (Deficit)

                                                                         Limited Partners
                                                                    ----------------------------
                                                     Total            Units            Amount
                                                 -----------------------------------------------

BALANCE AT JUNE 30, 1998                         $(32,925,656)      2,703,664      $(34,329,896)
Net income (loss) for the year ended
 June 30, 1999                                    (10,098,623)                       (9,919,711)
Cash distribution from Castle Creek
 Partners, L.P.                                       103,430                           103,430
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                            (37,200)
Unrealized loss on marketable securities               (5,360)                           (5,306)
                                                 ----------------------------------------------
BALANCE AT JUNE 30, 1999                         $(42,963,409)      2,703,664      $(44,151,483)
                                                 ==============================================

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
            Consolidated Statement of Partners' Capital (Deficit)
                                 (continued)

                                                                                       General Partners
                                                                ------------------------------------------------------------
                                                                                                              Boston Celtics
                                                                Boston Celtics  Boston Celtics     Celtics    Communications
                                                                   Limited          Limited        Limited       Limited
                                                    Total        Partnership    Partnership II   Partnership   Partnership
                                                  --------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                          $1,404,240      $ 290,166        $210,292        $262,554      $641,228
Net income (loss) for the year ended
 June 30, 1999                                      (178,912)      (100,198)        (77,004)         (2,056)          346
Cash distribution from Castle Creek
 Partners, L.P.
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                           (37,200)                                       (37,200)
Unrealized loss on marketable securities                 (54)                           (54)
                                                  -----------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                          $1,188,074       $189,968        $133,234        $223,298      $641,574
                                                  =======================================================================

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statement of Cash Flows
                      For the Year Ended June 30, 1999

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                            $  (4,523,674)
  Interest expense                                                  (6,432,925)
  Interest income                                                    4,839,294
  Income taxes paid                                                 (1,582,595)
                                                                 -------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                         (7,699,900)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                             (437,446,570)
  Proceeds from sales of marketable securities                       1,000,000
  Proceeds from sales of short-term investments                    434,727,039
  Payment of due to related parties                                 (3,036,184)
  Other receipts (expenditures)                                         12,967
                                                                 -------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                         (4,742,748)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                     23,500,000
  Payment of bank borrowings                                        (1,000,000)
  Payment of notes payable                                         (19,794,320)
  Cash distribution from Celtics Basketball Holdings, L.P.           3,682,811
  Cash distribution from Castle Creek Partners, L.P.                   103,430
  Cash contributions from General Partner                               90,166
                                                                 -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                             6,582,087
                                                                 -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (5,860,561)
Cash and cash equivalents at beginning of year                       8,468,286
                                                                 -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   2,607,725
                                                                 =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on Subordinated
   Debentures                                                    $     400,071

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note A - Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Boston Celtics Limited Partnership ("BCLP," the
"Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

BCLP (formerly "Boston Celtics Limited Partnership II") is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II (formerly "Boston Celtics Limited Partnership") ("BCLP II"). Pursuant to the reorganization of BCLP II (the "Reorganization"), which was completed on June 30, 1998, BCLP owns a 99% limited partnership interest in BCLP II. The 1% general partner of BCLP is BCLP GP, Inc., and its 99% limited partnership interest is comprised of 2,703,664 publicly held units.

BCLP held no material assets and was not engaged in operations from its date of formation until the completion of the Reorganization on June 30, 1998. Upon completion of the Reorganization, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P., ("Celtics Basketball Holdings") which, through a 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association ("NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and accordingly, the investment is carried at cost, increased by equity in earnings of Celtics Basketball Holdings and reduced by distributions received.

Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent short-term investments with maturities at the date of purchase of three months or less. Marketable securities represent investments with maturities greater than three months.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents, short-term investments and marketable securities. The Partnership's cash equivalents, short-term investments and marketable securities represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities.

Marketable Securities and Other Short-Term Investments: The Partnership accounts for marketable securities and other short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities are classified as securities to be held to maturity, for trading, or available-for-sale.

Financial Instruments: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted in years beginning after June 15, 1999. The Statement will require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will be immediately recognized in earnings. The Partnership has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Partnership.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                            and Subsidiaries
                 Notes to Consolidated Financial Statements

Note B - Significant Accounting Policies (continued)

In September 1998, in order to fix the interest rate on the debt described in Note F, BCLP entered into two interest rate cap agreements with an aggregate notional amount of $50,000,0000, expiring in September 1999 and March 2000. The fixed interest rate on these contracts is 4.99%. The interest rate differential is recognized as an adjustment to interest expense.

The carrying value of financial instruments such as cash equivalents and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments and the variable interest rate.

The Partnership estimates that the interest rate swap agreements have a fair value of approximately $40,000 at June 30, 1999, based upon interest rates at that date.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of five years using the straight-line method of depreciation.

Income Taxes: BCLP is a partnership that is taxed as a corporation. BCLP and its subsidiary corporations report their income tax provision, including the income (losses) of subsidiary partnerships, using the liability method in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("Statement 130") in the fiscal year ended June 30, 1999. The Partnership's comprehensive income is comprised of net income (loss) and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive loss of approximately $10,104,000 for the fiscal year ended June 30, 1999 was not materially different from reported net loss.

Note C - Reorganization of Boston Celtics Limited Partnership II

In connection with the Reorganization, BCLP II unitholders were given an option of exchanging their units of interest in BCLP II for units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership formed in connection with the Reorganization, on a 100-for-one basis. BCLP II then contributed to Castle Creek the percentage of its net assets, subject to certain adjustments, corresponding to the percentage of BCLP II unitholders that elected to receive Castle Creek interests (the "Proportionate Election"). BCLP II's net assets consisted primarily of investment assets and, through a subsidiary, the assets of the Boston Celtics. In exchange for the contribution of assets to Castle Creek, BCLP II received limited partnership interests in Castle Creek, which were subsequently distributed to BCLP II unitholders electing to receive Castle Creek interests in the Reorganization.

In anticipation of the contribution of assets to Castle Creek, BCLP II contributed $41,022,067 of investment assets to Castle Creek in May 1998 based on an estimate of the Proportionate Election. When the Reorganization election was complete on June 30, 1998 and the Proportionate Election was finalized at 51.68719%, it was determined that BCLP II needed to contribute an additional $3,036,184 of assets to Castle Creek to reflect the Proportionate Election. This amount was classified as due to related parties on the consolidated balance sheet at June 30, 1998 and was paid to Castle Creek in July 1998.

Note D - Investment in Capital Deficiency of Celtics
         Basketball Holdings, L.P.

BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note D - Investment in Capital Deficiency of Celtics
         Basketball Holdings, L.P. (continued)

Summary balance sheet and statement of operations data for Celtics Basketball Holdings is as follows (amounts in thousands):

                                                           June 30,
                                                    ----------------------
                                                      1999          1998
                                                    ----------------------

Current assets                                      $  5,241      $  9,867
Current liabilities                                   25,905        27,508
Total assets                                          14,264        25,255
Notes payable to bank - noncurrent portion            50,000        50,000
Deferred compensation - noncurrent portion             7,626         8,962
Other noncurrent liabilities                             672           600
Partners' capital (deficit)                          (69,939)      (61,815)

                                                                 Year Ended
                                                                June 30, 1999
                                                                -------------

Total revenues                                                    $ 43,052
Total costs and expenses                                           (41,458)
Interest and other income (expense), net                            (2,018)
                                                                  --------
Net income (loss)                                                 $   (424)
                                                                  ========

Note E - Marketable Securities and Other Short-Term Investments

The Partnership held no marketable securities at June 30, 1999. Gross realized gains from available-for-sale U.S. government securities amounted to $6,020 in the fiscal year ended June 30, 1999. The net adjustment to unrealized holding gains and losses on available-for-sale securities included as a separate component of Partners' Capital (Deficit) resulted in a loss of $5,360 in 1999.

Other short-term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no unrealized gains or losses in any of these investments at June 30, 1999 and 1998.

Note F - Notes Payable

On August 30, 1995, BCLP II redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in BCLP II. The redeemed units were beneficially owned by a principal unitholder and his family. The principal unitholder received two notes from BCLP II in exchange for 668,144 units acquired by BCLP II from him and his family members were paid $1,941,450, equal to $21.50 in cash for each of the 90,300 units acquired from them. The two notes payable to the principal unitholder had an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired from him. The two notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid to such unitholder pursuant to the terms of the notes were to be increased by specified amounts on each July 1 during their term. If the principal unitholder held the two notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes accrued interest payable quarterly at the rate of 7.76% per annum.

On September 30, 1998, BCLP II borrowed $20,000,000 reserved under its revolving credit agreement (described below) and used the proceeds to repay the notes payable related to the redeemed BCLP II units. At September 30, 1998, the notes payable had an aggregate balance, including scheduled increases, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 ($0.82 per unit) related to early retirement of notes payable. Interest expense of $343,000 related to these notes was charged to operations in 1999.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note F - Notes Payable (continued)

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (6.03% at June 30, 1999). On May 26, 1998, $30,000,000 was
advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. As of June 30, 1999, $52,500,000 was outstanding under the revolving credit agreement, $2,500,000 of which is payable on September 30, 1999 and $50,000,000 of which is payable upon maturity of the agreement.

The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. The revolving credit agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Interest charged to operations in connection with borrowings amounted to $2,662,000 in the fiscal year ended June 30, 1999.

Note G - Subordinated Debentures

In connection with the Reorganization, BCLP II distributed 6% Subordinated Debentures to certain former holders of BCLP II units. One $20 face value Subordinated Debenture was distributed for each BCLP II unit with respect to which a BCLP II Unitholder elected to receive Subordinated Debentures. In the Reorganization, BCLP II Unitholders elected to receive Subordinated Debentures with respect to 2,703,664 former BCLP II units.

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $33,384,771 at June 30, 1999.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999 and mature on June 30, 2038. There is no mandatory redemption of the Subordinated Debentures, and they are not entitled to any sinking fund.

Note H - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and the directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated complaint.

Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note H - Commitments and Contingencies (continued)

Effective June 30, 1998, the Board of Governors of the NBA voted to reopen the collective bargaining agreement ("Collective Bargaining Agreement") between the NBA and the NBA Players Association (the "NBPA"). Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. On January 20, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team, beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team and generally begins in late October or early November.

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout.
Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball on a monthly basis for games canceled in the preceding month. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

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

Note I - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $41,000 in the fiscal year ended June 30, 1999.

Note J - Cash Flows

A reconciliation of net loss to net cash flows used in operating activities is as follows:

Net loss                                                              $(10,098,623)
Items not affecting cash flows from operating activities:
  Depreciation                                                               9,095
  Amortization                                                              47,114
  Extraordinary charge for early retirement of notes payable             2,255,540
  Amortization of original issue discount on Subordinated
   Debentures                                                              400,071
  Net realized losses on disposition of marketable securities
   and other short-term investments                                         (6,020)
  Equity in loss of Celtics Basketball Holdings, L.P.                      204,960
  Changes in:
    Accrued interest receivable                                            304,384
    Accounts receivable                                                    192,657
    Accounts payable and accrued expenses                               (1,009,078)
                                                                      ------------
Net cash flows used in operating activities                           $ (7,699,900)
                                                                      ============

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note K - Quarterly Results (Unaudited)

A summary of operating results, net income (loss) per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the fiscal year ended June 30, 1999 is set forth below (000's omitted, except for per unit amounts):

                                                                  Quarter Ended
                                             ---------------------------------------------------
                                             September 30,   December 31,   March 31,   June 30,
                                                 1998           1998          1999        1999          Total
                                             ------------------------------------------------------------------

Year Ended June 30, 1999:
  Income (loss) from operations
   before extraordinary charge                 $(3,236)       $(5,244)       $1,429      $ (792)      $ (7,843)
  Extraordinary charge for early
   retirement of notes payable                  (2,256)                                                 (2,256)
  Net income (loss)                             (5,492)        (5,244)        1,429        (792)       (10,099)
  Net income (loss) applicable to
   Limited Partners                             (5,378)        (5,116)        1,362        (788)        (9,920)
  Net income (loss) per unit from
   operations before extraordinary charge      $ (1.17)       $ (1.89)       $ 0.50      $(0.29)      $  (2.85)
  Net income (loss) per unit                   $ (1.99)       $ (1.89)       $ 0.50      $(0.29)      $  (3.67)

Note L - Income Taxes

BCLP is a partnership that is taxed as a corporation. The consolidated financial statements include the accounts and operating results of wholly owned subsidiary corporations that file tax returns separate from those of BCLP. As a result, income of those subsidiary corporations can not be offset by losses of BCLP. Aggregate pre-tax income of BCLP's wholly owned taxable subsidiary corporations amounted to $3,553,000 in the year ended June 30, 1999.

Components of deferred tax liabilities and assets at June 30, 1999 and 1998 are as follows (000's omitted):

                                                                     June 30,
                                                              ----------------------
                                                                1999          1998
                                                              ----------------------

Deferred tax assets:
Difference between tax and financial statement bases of
 the assets and liabilities of BCLP and subsidiaries
 related to:
  Step-up in basis in connection with Unit redemptions        $ 30,078
  Difference between tax and financial statement basis
   of investment in Celtics Basketball Holdings, L.P.            9,865      $ 10,303
  Intangible assets                                                386
  Net operating loss carryforward                                6,018
                                                              ----------------------
                                                                46,347        10,303
  Less valuation allowance                                     (46,347)      (10,303)
                                                              ----------------------
Net deferred tax assets                                              0             0
                                                              ----------------------

Deferred tax liabilities:
  Financial statement basis in excess of tax basis of
   assets related to restructuring of BCCLP completed
   in 1996                                                    $ 20,100      $ 20,100
  Less amount assumed by Castle Creek Partners, L.P. as
   a result of indemnities in the Merger Agreement of
   the Reorganization                                          (10,389)      (10,389)
                                                              ----------------------
Net deferred tax liabilities                                     9,711         9,711
                                                              ----------------------
Total deferred tax liabilities                                $  9,711      $  9,711
                                                              ======================

At June 30, 1999, the Partnership has net operating loss carryforwards of $14,946,000 for income tax purposes that expire in fiscal 2014. The net deferred tax liabilities represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), and

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note L - Income Taxes (continued)

relate to Holdings or subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP"). The net deferred tax assets are derived from different entities in the consolidated group. As a result, the deferred tax assets and liabilities do not necessarily offset and are evaluated separately. Because of the uncertainty of realization, a valuation allowance has been established for the deferred tax assets.

The provision for income taxes included in the consolidated statement of operations consists of the following (000's omitted):

            Current:
              Federal                          $1,200
              State                               400
                                               ------
                                               $1,600
                                               ======

A reconciliation of the statutory federal income tax rate to the effective tax rate of the provision is:

Tax (benefit) at statutory federal income tax rate     (34.0)%
Current year losses for which no tax benefit has
 been recognized                                        34.0
Federal income taxes of subsidiary corporations         19.4
State income taxes of subsidiary corporations,
 net of federal tax benefit                              3.5
Other                                                    2.7
                                                       -----
Effective tax rate                                      25.6 %
                                                       =====

Note M - Net Income Per Unit

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully-diluted earnings per unit with basic and diluted earnings per unit. Unlike primary earnings per unit, basic earnings per unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per unit is similar to the Partnership's previously reported primary earnings per unit. All earnings per unit amounts for all periods presented have been restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per unit for the fiscal year ended June 30, 1999:

Numerator for loss per unit:
  Loss from operations before extraordinary charge:
    Loss from operations before extraordinary charge            $ (7,843,083)
    Applicable to interests of General Partners of
     subsidiary partnerships                                         (56,158)
                                                                ------------
                                                                  (7,786,925)
    Applicable to 1% General Partnership interest of BCLP            (77,869)
                                                                ------------
    Applicable to interests of Limited Partners                 $ (7,709,056)
                                                                ============

  Net loss:
    Net loss                                                    $(10,098,623)
    Applicable to interests of General Partners of
     subsidiary partnerships                                         (78,714)
                                                                ------------
                                                                 (10,019,909)
    Applicable to 1% General Partnership interest of BCLP           (100,198)
                                                                ------------
    Applicable to interests of Limited Partners                 $ (9,919,711)
                                                                ============

Denominator for loss per unit - weighted average units             2,703,664
                                                                ============

Loss per unit from operations before extraordinary charge       $      (2.85)
                                                                ============
Net loss per unit                                               $      (3.67)
                                                                ============

                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership II

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership II (formerly Boston Celtics Limited Partnership) and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership II and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP

Boston, Massachusetts
September 10, 1999

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                         Consolidated Balance Sheets

                                                       June 30,         June 30,
                                                         1999             1998
                                                     ------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $  2,597,546      $  8,268,186
  Marketable securities                                                   1,041,446
  Other short-term investments                         83,200,000        81,114,266
  Due from related parties                              2,049,516
  Prepaid expenses and other current assets               217,162           212,734
                                                     ------------------------------
TOTAL CURRENT ASSETS                                   88,064,224        90,636,632

PROPERTY AND EQUIPMENT, net                                14,422            23,516
OTHER ASSETS                                            1,214,314         1,096,129
                                                     ------------------------------
                                                     $ 89,292,960      $ 91,756,277
                                                     ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $     99,488      $  1,102,296
  Due to related parties                                                  3,036,184
  Federal and state income taxes payable                  751,204           733,800
  Notes payable to bank - current portion               2,500,000
  Notes payable                                                          17,538,780
                                                     ------------------------------
TOTAL CURRENT LIABILITIES                               3,350,692        22,411,060

DEFERRED FEDERAL AND STATE INCOME TAXES                 9,710,875         9,710,875
NOTES PAYABLE TO BANK - noncurrent portion             50,000,000        30,000,000
SUBORDINATED DEBENTURES                                33,384,771        32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF
 CELTICS BASKETBALL HOLDINGS, L.P.                     33,790,372        29,865,364















PARTNERS' CAPITAL (DEFICIT), authorized
 25,000,000 units of limited partnership
 interest, issued and outstanding 2,703,664 units
  Boston Celtics Limited Partnership II -
    General Partner                                       133,234           210,292
    Limited Partners                                  (41,941,856)      (34,329,796)
                                                     ------------------------------
                                                      (41,808,622)      (34,119,504)
  Celtics Limited Partnership - General Partner           223,298           262,554
  Boston Celtics Communications Limited
   Partnership - General Partner                          641,574           641,228
                                                     ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                     (40,943,750)      (33,215,722)
                                                     ------------------------------
                                                     $ 89,292,960      $ 91,756,277
                                                     ==============================

See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Operations

                                                                   For the Year Ended
                                                      ---------------------------------------------
                                                       June 30,         June 30,         June 30,
                                                         1999             1998             1997
                                                      ---------------------------------------------

Revenues:
  Basketball regular season -
    Ticket sales                                                       $39,107,960      $31,813,019
    Television and radio broadcast rights fees                          28,002,469       23,269,159
    Other, principally promotional advertising                           8,569,485        7,915,626
                                                                       ----------------------------
                                                                        75,679,914       62,997,804
                                                                       ----------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                                40,401,643       40,941,156
    Game                                                                 2,820,107        2,386,042
  General and administrative                          $ 1,536,555       13,464,566       13,913,893
  Selling and promotional                                                4,819,478        4,680,168
  Depreciation                                                             208,162          189,324
  Amortization of NBA franchise and other
   intangible assets                                       47,114          165,035          164,702
                                                      ---------------------------------------------
                                                        1,583,669       61,878,991       62,275,285
                                                      ---------------------------------------------
                                                       (1,583,669)      13,800,923          722,519
Equity in loss of Celtics Basketball Holdings, L.P.      (204,960)
Interest expense                                       (6,649,201)      (6,017,737)      (5,872,805)
Interest income                                         4,498,452        6,402,366        6,609,541
Net realized gains (losses) on disposition of
 marketable securities and other short-term
 investments                                               6,020           (18,235)         361,051
                                                      ---------------------------------------------
Income (loss) before income taxes and
 extraordinary charge                                 (3,933,358)       14,167,317        1,820,306
Provision for income taxes                             1,600,000         1,900,000        1,400,000
                                                      ---------------------------------------------
Income (loss) before extraordinary charge             (5,533,358)       12,267,317          420,306
Extraordinary charge for early retirement of
 notes payable                                         2,255,540
                                                      ---------------------------------------------
Net income (loss)                                     (7,788,898)       12,267,317          420,306
Net income (loss) applicable to interests
 of General Partners                                     (78,714)          306,216           62,246
                                                      ---------------------------------------------
Net income (loss) applicable to interests
 of Limited Partners                                 $(7,710,184)      $11,961,101      $   358,060
                                                     ==============================================



Per unit:
  Income before extraordinary charge-basic                             $      2.45      $      0.07
  Income before extraordinary charge-diluted                           $      2.17      $      0.06
  Net income-basic                                                     $      2.45      $      0.07
  Net income-diluted                                                   $      2.17      $      0.06

Distributions declared                                                 $      2.00      $      1.00

See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)

                                                                    Limited Partners
                                                     ----------------------------------------------
                                                         Total            Units            Amount
                                                     ----------------------------------------------

BALANCE AT JUNE 30, 1996                             $ 16,520,269       5,876,164      $ 15,688,456
Net income for the year ended June 30, 1997               420,306                           358,060
Distributions:
  Cash to unitholders - $1.00 per unit                 (5,935,876)                       (5,876,164)
  Cash by Celtics Limited Partnership to
   Boston Celtics Corporation (General
   Partner's Share)                                       (95,000)
Purchase of units for the treasury                    (22,880,000)       (780,000)      (22,880,000)
Issuance of units from the treasury                     4,331,250         250,000         4,331,250
Unrealized loss on marketable securities                 (151,040)                         (149,530)
                                                     ----------------------------------------------
BALANCE AT JUNE 30, 1997                               (7,790,091)      5,346,164        (8,527,928)
Net income for the year ended June 30, 1998            12,267,317                        11,961,101
Exercise of options to purchase units
 of Partnership interest                                5,156,250         250,000         5,156,250
Distributions:
  Subordinated Debentures to unitholders              (32,984,700)                      (32,984,700)
  Cash to unitholders - $2.00 per unit                 (8,104,186)                       (8,049,828)
  Cash by Celtics Limited Partnership to
   Boston Celtics Corporation
   (General Partner's Share)                             (105,000)
  Investment in Celtics Basketball Holdings
   by Celtics Limited Partnership to
   Boston Celtics Corporation                             319,513
  Investment in Castle Creek Partners, G.P.
   to Celtics, Inc.                                       (83,682)
  Units of interest in Castle Creek Partners, L.P.
   to unitholders pursuant to Reorganization and
   cancellation of related units                      (12,342,790)     (2,892,500)      (12,342,790)
Contribution from BCLP Merger, Inc.                           100                               100
Assumption of deferred tax liability by
 Castle Creek Partners, L.P.                           10,389,125                        10,389,125
Purchase of units for the treasury                         (7,147)
Unrealized gain on marketable securities                   69,569                            68,874
                                                     ----------------------------------------------
BALANCE AT JUNE 30, 1998                              (33,215,722)      2,703,664       (34,329,796)











Net income (loss) for the year ended June 30, 1999     (7,788,898)                       (7,710,184)
Cash distribution from Castle Creek Partners, L.P.        103,430                           103,430
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                                (37,200)
Unrealized loss on marketable securities                   (5,360)                           (5,306)
                                                     ----------------------------------------------
BALANCE AT JUNE 30, 1999                             $(40,943,750)      2,703,664      $(41,941,856)
                                                     ==============================================

See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)
                                 (continued)

                                                                             General Partners' Interests
                                                                    -------------------------------------------------
                                                                                                       Boston Celtics
                                                                    Boston Celtics                     Communications
                                                                       Limited       Celtics Limited      Limited
                                                          Total     Partnership II     Partnership      Partnership
                                                       --------------------------------------------------------------

BALANCE AT JUNE 30, 1996                               $  831,813      $284,422         $ (92,988)       $640,379
Net income for the year ended June 30, 1997                62,246         3,617            58,122             507
Distributions:
  Cash to unitholders - $1.00 per unit                    (59,712)      (59,712)
  Cash by Celtics Limited Partnership to
   Boston Celtics Corporation
   (General Partner's Share)                              (95,000)                        (95,000)
Purchase of units for the treasury
Issuance of units from the treasury
Unrealized loss on marketable securities                   (1,510)       (1,510)
                                                       ----------------------------------------------------------
BALANCE AT JUNE 30, 1997                                  737,837       226,817          (129,866)        640,886
Net income for the year ended June 30, 1998               306,216       120,820           185,054             342
Exercise of options to purchase units
 of Partnership interest
Distributions:
  Subordinated Debentures to unitholders
  Cash to unitholders - $2.00 per unit                    (54,358)      (54,358)
  Cash by Celtics Limited Partnership to
   Boston Celtics Corporation
   (General Partner's Share)                             (105,000)                       (105,000)
  Investment in Celtics Basketball Holdings
   by Celtics Limited Partnership to
   Boston Celtics Corporation                             319,513                         319,513
  Investment in Castle Creek Partners,
   G.P. to Celtics, Inc.                                  (83,682)      (83,682)
  Units of interest in Castle Creek Partners,
   L.P. to unitholders pursuant to Reorganization
   and cancellation of related units
Contribution from BCLP Merger, Inc.
Assumption of deferred tax liability by Castle
 Creek Partners, L.P.
Purchase of units for the treasury                         (7,147)                         (7,147)
Unrealized gain on marketable securities                      695           695
                                                       ----------------------------------------------------------
BALANCE AT JUNE 30, 1998                                1,114,074       210,292           262,554         641,228







Net income (loss) for the year ended June 30, 1999        (78,714)      (77,004)           (2,056)            346
Cash distribution from Castle Creek Partners, L.P.
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                                (37,200)                        (37,200)
Unrealized loss on marketable securities                      (54)          (54)
                                                       ----------------------------------------------------------
BALANCE AT JUNE 30, 1999                               $  998,106      $133,234         $ 223,298        $641,574
                                                       ==========================================================

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Cash Flows

                                                                       For the Year Ended
                                                     -----------------------------------------------------
                                                         June 30,           June 30,           June 30,
                                                           1999               1998               1997
                                                     -----------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                          $  40,147,616      $  33,132,256
    Television and radio broadcast rights fees                               26,195,503         22,009,139
    Other, principally promotional advertising                                9,068,435          8,141,716
                                                                          --------------------------------
                                                                             75,411,554         63,283,111

Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                            37,476,899         34,390,240
    Game expenses                                                             2,706,673          2,273,709
  Basketball playoff expenses
  General and administrative expenses                  $   4,243,587         13,442,475         15,650,961
  Selling and promotional expenses                                            4,974,501          3,730,578
                                                       ---------------------------------------------------
                                                           4,243,587         58,600,548         56,045,488
                                                       ---------------------------------------------------
                                                          (4,243,587)        16,811,006          7,237,623
Interest expense                                          (6,432,925)        (4,484,886)        (4,422,737)
Interest income                                            4,839,294          6,459,967          6,319,302
Income taxes paid                                         (1,582,595)          (733,306)        (2,372,220)
Payment of deferred compensation                                             (1,751,746)        (4,300,147)
                                                       ---------------------------------------------------
      NET CASH FLOWS FROM (USED IN) OPERATING
       ACTIVITIES                                         (7,419,813)        16,301,035          2,461,821

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                                   (41,399,070)       (43,482,870)
    Short-term investments                              (437,446,570)      (747,722,322)      (594,400,000)
  Proceeds from sales of:
    Marketable securities                                  1,000,000         59,895,502         47,925,944
    Short-term investments                               434,727,039        697,787,584        617,500,000
  Payment of due to related parties                       (3,036,184)
  Capital expenditures                                                         (384,921)          (136,279)
  Other receipts (expenditures)                               12,967           (116,172)          (441,129)
                                                       ---------------------------------------------------
      NET CASH FLOWS FROM (USED IN) INVESTING
       ACTIVITIES                                         (4,742,748)       (31,939,399)        26,965,666

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
              Consolidated Statements of Cash Flows (continued)

                                                                       For the Year Ended
                                                     -----------------------------------------------------
                                                         June 30,           June 30,           June 30,
                                                           1999               1998               1997
                                                     -----------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from bank borrowings                           23,500,000         80,000,000
  Payment of bank borrowings                              (1,000,000)       (50,000,000)
  Payment of notes payable                               (19,794,320)
  Purchase of Boston Celtics Limited Partnership
   units                                                                         (7,147)       (22,880,000)
  Proceeds from exercise of options to purchase
   limited partnership units                                                  2,125,000
Cash distributions:
  From Celtics Basketball Holdings, L.P.                   3,682,811
  From Castle Creek Partners, L.P.                           103,430
  To Celtics Basketball, L.P. from Celtics Limited
   Partnership                                                               (6,536,134)
  To limited partners of Boston Celtics Limited
   Partnership                                                               (8,068,908)        (5,935,876)
  To General Partners                                                          (105,000)           (95,000)
                                                       ---------------------------------------------------
      NET CASH FLOWS FROM (USED IN) FINANCING
       ACTIVITIES                                          6,491,921         17,407,811        (28,910,876)
                                                       ---------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (5,670,640)         1,769,447            516,611
Cash and cash equivalents at beginning of year             8,268,186          6,498,739          5,982,128
                                                       ---------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $   2,597,546      $   8,268,186      $   6,498,739
                                                       ===================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                             $     400,071
  Contribution of net capital deficiency of
   Celtics Limited Partnership to Celtics Basketball
   L.P. in exchange for limited partnership interest
   in Celtics Basketball L.P.                                             $  31,631,779
  Contribution of short-term investments to Castle
   Creek Partners, L.P. in exchange for units of
   limited partnership interest in Castle Creek
   Partners, L.P.                                                         $  43,617,669
  Contribution payable to Castle Creek Partners,
   G.P., Inc. in exchange for investment in Castle
   Creek Partners, G.P., Inc.                                             $     440,583






  Contribution of limited partnership interest in
   Celtics Basketball L.P. and investment asset to
   Celtics Basketball Holdings L.P. in exchange
   for limited partnership interest in Celtics
   Basketball Holdings L.P.                                               $  38,241,796
  Distribution by Celtics Limited Partnership of
   investment in Celtics Basketball Holdings to
   Boston Celtics Corporation                                             $     319,513
  Distribution of investment in Celtics
   Basketball Holdings to Castle Creek
   Partners, L.P. in exchange for units of
   limited partnership interest in Castle
    Creek Partners, L.P.                                                  $  31,315,462

See notes to consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
              Consolidated Statements of Cash Flows (continued)

                                                                       For the Year Ended
                                                     -----------------------------------------------------
                                                         June 30,           June 30,           June 30,
                                                           1999               1998               1997
                                                     -----------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES (continued):
  Distribution of investment in Celtics
   Basketball Holdings to Castle Creek
   Partners, G.P., Inc. in exchange for
   units of limited partnership interest
   in Castle Creek Partners, G.P., Inc.                                   $     316,318
  Distribution of investment in Castle Creek
   Partners, G.P., Inc. to Celtics, Inc.                                  $      83,682
  Distribution of units of partnership interest
   in Castle Creek Partners, L.P. to unitholders
   and subsequent cancellation of related Boston
   Celtics Limited Partnership II units                                   $  12,342,790
  Assumption of deferred tax liability by
   Castle Creek Partners, L.P.                                            $  10,389,125
  Distribution of Subordinated Debentures to
   unitholders                                                            $  32,984,700

See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note A - Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Boston Celtics Limited Partnership II ("BCLP II," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

BCLP II is a Delaware limited partnership formed in 1986 as Boston Celtics Limited Partnership. Its general partner was Celtics, Inc. Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Boston Celtics Limited Partnership II, and its general partner became BCLP II GP, Inc. ("BCLP II GP"), a wholly owned subsidiary of Celtics, Inc. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Boston Celtics Limited Partnership (a Delaware limited partnership formed in April 1998).

Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics") and held investments. The Boston Celtics were owned by Celtics Limited Partnership ("CLP"), in which BCLP II has a 99% limited partnership interest.

Upon completion of the Reorganization, the Boston Celtics are owned and operated by Celtics Basketball, L.P. ("Celtics Basketball"), a subsidiary of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"). BCLP II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings.

Accordingly, the operating results of the Boston Celtics are consolidated in the accompanying financial statements for periods prior to the Reorganization. Effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method, and accordingly, the investment is carried at cost, increased by equity in the earnings of Celtics Basketball Holdings and reduced by distributions received.

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

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives from three to ten years using straight line or accelerated methods of depreciation as appropriate.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note B - Significant Accounting Policies (continued)

Financial Instruments: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted in years beginning after June 15, 1999. The Statement will require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivatives change in fair value will be immediately recognized in earnings. The Partnership has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Partnership.

In September 1998, in order to fix the interest rate on the debt described in Note F, BCLP entered into two interest rate cap agreements with an aggregate notional amount of $50,000,0000, expiring in September 1999 and March 2000. The fixed interest rate on these contracts is 4.99%. The interest rate differential is recognized as an adjustment to interest expense.

The carrying value of financial instruments such as cash equivalents, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments and the variable interest rate.

The Partnership estimates that the interest rate swap agreements have a fair value of approximately $40,000 at June 30, 1999, based upon interest rates at that date.

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

Income Taxes: No provision for income taxes is required by the Partnership as its income and expenses are taxable to or deductible by its partners. Celtics Capital Corporation ("CCC"), BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), wholly-owned subsidiary corporations of the Partnership, are subject to income taxes and report their income tax provision, including the income (losses) of Boston Celtics Communications Limited Partnership ("BCCLP"), a subsidiary partnership, using the liability method in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("Statement 130") in the fiscal year ended June 30, 1999. The Partnership's comprehensive income is comprised of net income (loss) and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive income (loss) of approximately ($7,794,000), $12,337,000 and $269,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, was not materially different from reported net income (loss).

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note C - Reorganization

In connection with the Reorganization, unitholders were given an option of exchanging their units of interest in BCLP II for units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership formed in connection with the Reorganization, on a 100-for-one basis. The Partnership then contributed to Castle Creek the percentage of its net assets, subject to certain adjustments, corresponding to the percentage of unitholders that elected to receive Castle Creek interests (the "Proportionate Election"). The Partnership's net assets consisted primarily of investment assets and, through a subsidiary, the assets of the Boston Celtics. In exchange for the contribution of assets to Castle Creek, the Partnership received limited partnership interests in Castle Creek, which were subsequently distributed to BCLP II unitholders electing to receive Castle Creek interests in the Reorganization.

In anticipation of the contribution of assets to Castle Creek, the Partnership contributed $41,022,067 of investment assets to Castle Creek in May 1998 based on an estimate of the Proportionate Election. When the Reorganization election was complete on June 30, 1998 and the Proportionate Election was finalized at 51.68719%, it was determined that the Partnership needed to contribute an additional $3,036,184 of assets to Castle Creek to reflect the Proportionate Election. This amount was classified as due to related parties on the consolidated balance sheet at June 30, 1998 and was paid to Castle Creek in July 1998.

Note D - Investment in Capital Deficiency of
         Celtics Basketball Holdings, L.P.

BCLP II, through its subsidiary partnerships and corporations, owns a 48.3% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method.

Summary balance sheet and statement of operations data for Celtics Basketball Holdings is as follows (amounts in thousands):

                                                               June 30,
                                                        ----------------------
                                                          1999          1998
                                                        ----------------------

Current assets                                          $  5,241      $  9,867
Current liabilities                                       25,905        27,508
Total assets                                              14,264        25,255
Notes payable to bank - noncurrent portion                50,000        50,000
Deferred compensation - noncurrent portion                 7,626         8,962
Other noncurrent liabilities                                 672           600
Partners' capital (deficit)                              (69,939)      (61,815)

                                                        Year Ended
                                                      June 30, 1999
                                                      -------------

Total revenues                                          $ 43,052
Total costs and expenses                                 (41,458)
Interest and other income (expense), net                  (2,018)
                                                        --------
Net income (loss)                                       $   (424)
                                                        ========

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note E - Marketable Securities and Other Short-Term Investments

The Partnership held no marketable securities at June 30, 1999. Gross realized gains and losses on available-for-sale securities during the fiscal years ended June 30, 1999 and 1998 are as follows:

                                                           1999          1998
                                                          --------------------

U.S. corporate debt securities
  Gross realized gains                                                $ 45,249
  Gross realized (losses)                                              (33,319)
U.S. government securities
  Gross realized gains                                    $6,020        15,433
  Gross realized (losses)                                              (45,598)
                                                          --------------------
Net realized gains (losses)                               $6,020      $(18,235)
                                                          ====================

The net adjustment to unrealized holding gains and losses on available-for-sale securities included as a separate component of Partners' Capital (Deficit) resulted in a loss of $5,360 in 1999 and a gain of $69,569 in 1998.

Other short-term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no unrealized gains or losses in any of these investments at June 30, 1999.

Note F - Notes Payable

On August 30, 1995, the Partnership redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in the Partnership. The redeemed units were beneficially owned by a principal unitholder and his family. The principal unitholder received two notes from the Partnership in exchange for 668,144 units acquired by the Partnership from him and his family members were paid $1,941,450, equal to $21.50 in cash for each of the 90,300 units acquired from them. The two notes payable to the principal unitholder had an aggregate initial face amount of $14,365,096, equal to $21.50 per unit for each unit acquired from him. The two notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid to such unitholder pursuant to the terms of the notes were to be increased by specified amounts on each July 1 during their term. If the principal unitholder held the two notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes accrued interest payable quarterly at the rate of 7.76% per annum.

On September 30, 1998, the Partnership borrowed $20,000,000 reserved under its revolving credit agreement (described below) and used the proceeds to repay the notes payable related to the redeemed units. At September 30, 1998, the notes payable had an aggregate balance, including scheduled increases, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 ($0.82 per unit) related to early retirement of notes payable. Interest of $343,000, $2,403,000 and $2,247,000 related to these notes was charged to operations in 1999, 1998 and 1997, respectively.

On May 20, 1998, the Partnership entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (6.03% at June 30, 1999). On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, the Partnership borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. As of June 30, 1999, $52,500,000 was outstanding under the revolving credit agreement, $2,500,000 of which is payable on September 30, 1999 and $50,000,000 of which is payable upon maturity of the agreement.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note F - Notes Payable (continued)

The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation ("CCC"), an indirect subsidiary of BCLP II. The revolving credit agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

On December 15, 1997, Celtics Limited Partnership ("CLP"), the Partnership's 99%-owned limited partnership which owned and operated the Boston Celtics basketball team prior to the June 30, 1998 Reorganization, entered into a $60,000,000 credit facility with its commercial bank, consisting of a $50,000,000 term loan bearing interest at 6.29% and a $10,000,000 revolving line of credit. The proceeds from the $50,000,000 term loan were used to repay a separate $50,000,000 loan from a commercial bank that bore interest at 6.35%. Pursuant to the Reorganization, the $60,000,000 credit facility was assigned to Celtics Basketball on June 30, 1998.

Interest charged to operations in connection with borrowings amounted to $2,662,000, $3,212,000, and $3,219,000 in the years ended June 30, 1999,
1998 and 1997, respectively.

Note G - Subordinated Debentures

In connection with the Reorganization, BCLP II distributed 6% Subordinated Debentures to certain former holders of BCLP II units. One $20 face value Subordinated Debenture was distributed for each BCLP II unit with respect to which a BCLP II Unitholder elected to receive Subordinated Debentures. In the Reorganization, BCLP II Unitholders elected to receive Subordinated Debentures with respect to 2,703,664 former BCLP II units.

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $33,384,771 at June 30, 1999.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999 and mature on June 30, 2038. There is no mandatory redemption of the Subordinated Debentures, and they are not entitled to any sinking fund.

Note H - Related Party Transactions

Boston Celtics Corporation, the general partner of CLP and Celtics Basketball, receives a management fee of $750,000 per annum, subject to annual increases based on annual cash flows from basketball operations. Management fees of $750,000 were charged to Celtics Basketball's operations in the year ended June 30, 1999 and management fees of $1,577,000 and $820,000 were charged to BCLP II's operations during the years ended June 30, 1998 and 1997, respectively.

Note I - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and the directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated complaint.

Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note I - Commitments and Contingencies (continued)

Effective June 30, 1998, the Board of Governors of the NBA voted to reopen the collective bargaining agreement ("Collective Bargaining Agreement") between the NBA and the NBA Players Association (the "NBPA"). Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. On January 20, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team, beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team and generally begins in late October or early November.

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout.
Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball on a monthly basis for games canceled in the preceding month. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

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

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. These leases were assigned to Celtics Basketball by CLP effective June 30, 1998 pursuant to the Reorganization. Rent expense charged to operations during the years ended 1998 and 1997 amounted to $410,000 and $292,000, respectively.

Note J - Options to Acquire Units of Partnership Interest

On December 31, 1993, the Partnership granted options to three employees to acquire 530,000 Limited Partnership Units of BCLP at the price of $16.25 per Unit, less all cash distributions per Unit made by the Partnership from July 31, 1993 to the date of exercise. All of the options expired ten years from the date of grant, and at June 30, 1997, all of the options were fully vested. The options also contained Unit Appreciation Rights, entitling the holder to receive an amount equal to the excess of the fair market value of a Unit, determined on the date of exercise over the exercise price of the related option on the date the Unit Appreciation Right was granted, in which event options for an equivalent number of units will be canceled.

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

In November 1997, one of the option holders exercised his Unit Appreciation Rights with respect to his 30,000 options, and in June 1998, the remaining option holder exercised his 250,000 options, resulting in proceeds to the Partnership of $2,125,000. As a result, there are no outstanding options to purchase units of partnership interest. The compensation element of the options, comprised of income of $805,000 in the year ended June 30, 1998 and expense of $2,208,000 in the year ended June 30, 1997, was charged to earnings during the period from the date of grant until the date of exercise based on the difference between the exercise and market price of the optioned Units at the end of each quarter.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note K - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $41,000, $232,000 and $300,000 during the years ended June 30, 1999, 1998 and 1997, respectively. In addition, costs of these plans charged to Celtics Basketball amounted to $159,000 in the year ended June 30, 1999.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association. Costs of these plans charged to Celtics Basketball's operations amounted to $689,000 in the year ended June 30, 1999, and costs of these plans charged to BCLP II's operations amounted to $631,000 and $368,000 during the years ended June 30, 1998 and 1997, respectively.

Note L - Cash Flows

Reconciliations of net income (loss) to net cash flows from (used in) operating activities are as follows:

                                                                          Year Ended June 30,
                                                           ----------------------------------------------
                                                               1999              1998             1997
                                                           ----------------------------------------------

Net income (loss)                                          $(7,788,898)      $12,267,317      $   420,306
Items not affecting cash flows from operating
 activities:
  Depreciation                                                                   208,162          189,324
  Amortization                                                  47,114           165,035          164,702
  Increase in note issued on redemption of
   Partnership interest                                                        1,129,163        1,055,668
  Extraordinary charge for early retirement of
   notes payable                                             2,255,540
  Amortization of original issue discount on
   Subordinated Debentures                                     400,071
  Net realized gains (losses) on disposition
   of marketable securities and other short-term
   investments                                                  (6,020)           18,235         (361,051)
  Equity in loss of Celtics Basketball Holdings, L.P.          204,960
  Changes in:
    Accrued interest receivable                                316,384           140,330         (264,625)
    Accounts receivable                                     (1,836,775)           43,331        1,126,788
    Notes receivable                                                              85,772          (80,772)
    Accounts payable and accrued expenses                   (1,012,189)       11,426,790          816,434
    Deferred compensation                                                     (1,628,938)      (3,947,474)
    Deferred revenues                                                            899,490          255,273
    Other non-current liabilities                                             (9,270,000)       3,995,000
  Other                                                                          816,348         (907,752)
                                                           ----------------------------------------------
Net cash flows from (used in) operating activities         $(7,419,813)      $16,301,035      $ 2,461,821
                                                           ==============================================

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note M - Quarterly Results (Unaudited)

A summary of operating results, net income (loss) per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 1999 is set forth below (000's omitted, except for per unit amounts):

                                                                         Quarter Ended
                                                    -----------------------------------------------------
                                                    September 30,   December 31,   March 31,     June 30,
                                                        1998           1998          1999          1999        Total
                                                    ------------------------------------------------------------------

Year Ended June 30, 1999:
  Income (loss) from operations before
   extraordinary charge                               $(2,524)       $(4,594)       $1,929       $  (344)      $(5,533)
  Extraordinary charge for early retirement
   of notes payable                                    (2,256)                                                  (2,256)
  Net income (loss)                                    (4,780)        (4,594)        1,929          (344)       (7,789)
Net income (loss) applicable to Limited Partners       (4,721)        (4,517)        1,876          (348)       (7,710)

                                                                         Quarter Ended
                                                    -----------------------------------------------------
                                                    September 30,   December 31,   March 31,     June 30,
                                                        1997           1997          1998          1998        Total
                                                    ------------------------------------------------------------------

Year Ended June 30, 1998:
  Revenues                                                           $25,274        $39,671      $10,735       $75,680
  Net income (loss)                                   $(3,866)         6,355         11,931       (2,153)       12,267
  Net income (loss) applicable to Limited Partners     (3,801)         6,223         11,676       (2,137)       11,961
  Net income (loss) per unit - basic                  $ (0.71)       $  1.28        $  2.40      $ (0.43)      $  2.45
  Net income (loss) per unit - diluted                $ (0.71)       $  1.13        $  2.13      $ (0.43)      $  2.17
  Distributions declared to unitholders                              $  1.00                     $  1.00       $  2.00

Note N - Income Taxes

Components of deferred tax liabilities and assets at June 30 are as follows (000's omitted):

                                                                    June 30,
                                                      -----------------------------------
                                                        1999          1998         1997
                                                      -----------------------------------

Deferred tax liabilities:
  Financial basis in excess of tax basis of
   assets related to restructuring of BCCLP
   completed in 1996                                  $ 20,100      $ 20,100      $20,100
  Less amount assumed by Castle Creek Partners,
   L.P. as a result of indemnities in the
   Merger Agreement of the Reorganization              (10,389)      (10,389)
                                                      -----------------------------------
Total deferred tax liabilities                        $  9,711      $  9,711      $20,100
                                                      ===================================

The deferred tax liabilities at June 30, 1999 and 1998 represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), and relate to Holdings or subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP"). At June 30, 1997, the deferred tax liability of $20,100,000 consisted of the full amount of the tax-effected difference between the financial statement bases and the tax bases of the net assets of Holdings and CII.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note N - Income Taxes (continued)

At June 30, 1999, the tax bases of the assets and liabilities of BCLP II and its subsidiaries exceeded their financial statement bases by approximately $101,701,000, consisting primarily of a step-up in basis in connection with Unit redemptions ($75,822,000), differences between tax and financial statement basis of the investment in Celtics Basketball Holdings ($24,914,000), and intangible assets ($965,000). No deferred tax asset has been provided for these differences because BCLP II and its subsidiary partnerships are not subject to income taxes.

The provision for income taxes included in the consolidated statements of operations consists of the following (000's omitted):

                                    1999        1998        1997
                                   ------------------------------

            Current:
              Federal              $1,200      $1,460      $1,100
              State                   400         440         300
                                   ------------------------------
                                   $1,600      $1,900      $1,400
                                   ==============================

A reconciliation of the statutory federal income tax rate applied to reported pre-tax earnings of CII, CCC, Holdings and BCCLP ($3,553,000 in 1999, $4,240,000 in 1998 and $3,270,000 in 1997) to the effective tax rate of the provision is:

                                                    1999       1998       1997
                                                    --------------------------

Statutory federal income tax rate                   34.0%      34.0%      34.0%
State income taxes, net of federal tax benefit       6.2        6.2        6.2
Other                                                4.8        4.6        2.6
                                                    --------------------------
Effective tax rate                                  45.0%      44.8%      42.8%
                                                    ==========================

Note O - Net Income Per Unit

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully-diluted earnings per unit with basic and diluted earnings per unit. Unlike primary earnings per unit, basic earnings per unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per unit is similar to the Partnership's previously reported primary earnings per unit. All earnings per unit amounts for all periods presented have been restated to conform to the Statement 128 requirements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note O - Net Income Per Unit (continued)

The following table sets forth the computation of basic and diluted earnings per unit for each of the periods indicated:

                                                                      Year Ended June 30,
                                                                   ---------------------------
                                                                      1998            1997
                                                                   ---------------------------

Numerator for basic and diluted earnings per unit:
  Income from operations before extraordinary charge:
    Income from operations  before extraordinary
     charge before interests of General Partners                   $12,267,317      $  420,306
    Applicable to interests of General Partners of subsidiary
     partnerships                                                      185,397          58,629
                                                                   ---------------------------
                                                                    12,081,920         361,677
    Applicable to 1% General Partnership interest of BCLP II           120,819           3,617
                                                                   ---------------------------
    Applicable to interests of Limited Partners                    $11,961,101      $  358,060
                                                                   ===========================

  Net income:
    Net income before interests of General Partners                $12,267,317      $  420,306
    Applicable to interests of General Partners of subsidiary
     partnerships                                                      185,397          58,629
                                                                    12,081,920         361,677
    Applicable to 1% General Partnership interest of BCLP II           120,819           3,617
                                                                   ---------------------------
    Applicable to interests of Limited Partners                    $11,961,101      $  358,060
                                                                   ===========================

Denominator:
  Denominator for basic earnings per unit - weighted average
   units                                                             4,881,826       5,186,100
    Effect of dilutive securities:
      Options to purchase units of Partnership interest                147,762         250,881
      Restricted stock                                                 484,886         235,571
                                                                   ---------------------------
    Denominator for diluted earnings per unit                        5,514,474       5,672,552
                                                                   ===========================










Income per unit from operations before extraordinary
 charge - basic                                                    $      2.45      $     0.07
                                                                   ===========================
Income per unit from operations before extraordinary
 charge - diluted                                                  $      2.17      $     0.06
                                                                   ===========================
Net income per unit - basic                                        $      2.45      $     0.07
                                                                   ===========================
Net income per unit - diluted                                      $      2.17      $     0.06
                                                                   ===========================

                       Report of Independent Auditors

To the General Partner
Celtics Basketball Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Celtics Basketball Holdings, L.P. and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtics Basketball Holdings, L.P. and Subsidiary at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP

Boston, Massachusetts
September 10, 1999

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                         Consolidated Balance Sheets

                                                       June 30,          June 30,
                                                         1999              1998
                                                     ------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $  3,274,513      $  6,536,334
  Accounts receivable                                   1,445,063         2,875,246
  Prepaid expenses and other current assets               521,058           455,012
                                                     ------------------------------
TOTAL CURRENT ASSETS                                    5,240,634         9,866,592

PROPERTY AND EQUIPMENT, net                             1,347,715         1,062,659
NATIONAL BASKETBALL ASSOCIATION FRANCHISE,
 net of amortization of $2,467,839 in 1999
 and $2,313,599 in 1998                                 3,701,742         3,855,982
NOTE RECEIVABLE                                                           6,610,017
OTHER ASSETS                                            3,973,698         3,859,287
                                                     ------------------------------
                                                     $ 14,263,789      $ 25,254,537
                                                     ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $ 14,141,822      $ 19,466,235
  Deferred game revenues                               10,415,589         6,484,338
  Deferred compensation - current portion               1,347,616         1,557,030
                                                     ------------------------------
TOTAL CURRENT LIABILITIES                              25,905,027        27,507,603

NOTES PAYABLE TO BANK                                  50,000,000        50,000,000
DEFERRED COMPENSATION - noncurrent portion              7,625,674         8,961,591
OTHER NON-CURRENT LIABILITIES                             672,000           600,000

PARTNERS' CAPITAL (DEFICIT)
  Celtics Basketball Holdings, L.P. -
    General Partner                                           918             1,000
    Celtics Pride GP - Limited Partner                (33,790,372)      (29,865,364)
    Castle Creek Partners, L.P. - Limited Partner     (36,150,442)      (31,951,293)
                                                     ------------------------------
                                                      (69,939,896)      (61,815,657)
    Celtics Basketball, L.P. - General Partner                984             1,000
                                                     ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                     (69,938,912)      (61,814,657)
                                                     ------------------------------
                                                     $ 14,263,789      $ 25,254,537
                                                     ==============================

See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                    Consolidated Statement of Operations
                      For the Year Ended June 30, 1999

Revenues:
  Basketball regular season -
    Ticket sales                                                   $23,283,661
    Television and radio broadcast rights fees                      14,626,632
    Other, principally promotional advertising                       5,142,031
                                                                   -----------
                                                                    43,052,324
                                                                   -----------

Costs and expenses:
  Basketball regular season -
    Team                                                            30,171,482
    Game                                                             1,526,202
  General and administrative                                         5,002,103
  Selling and promotional                                            4,328,740
  Depreciation                                                         271,796
  Amortization of NBA franchise and other intangible assets            157,727
                                                                   -----------
                                                                    41,458,050
                                                                   -----------
                                                                     1,594,274
Interest expense                                                    (3,583,980)
Interest income                                                        628,434
Other income                                                           937,017
                                                                   -----------

Net loss                                                              (424,255)

Net loss applicable to interests of General Partners                       (21)
                                                                   -----------

Net loss applicable to interests of Limited Partners               $  (424,234)
                                                                   ===========

See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
            Consolidated Statement of Partners' Capital (Deficit)

                                                                                      Limited Partners
                                                                    ----------------------------------------------------
                                                                                                           Castle Creek
                                                     Total              Total         Celtics Pride GP    Partners, L.P.
                                                 -----------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                         $(61,814,657)      $(61,816,657)      $(29,865,364)      $(31,951,293)
Net loss for the year ended June 30, 1999            (424,255)          (424,234)          (204,960)          (219,274)
Distributions to partners                          (7,700,000)        (7,699,923)        (3,720,048)        (3,979,875)
                                                 ---------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                         $(69,938,912)      $(69,940,814)      $(33,790,372)      $(36,150,442)
                                                 =====================================================================

See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
            Consolidated Statement of Partners' Capital (Deficit)
                                (continued)

                                                           General Partners
                                               ------------------------------------------
                                                          Celtics
                                                         Basketball          Celtics
                                               Total    Holdings, L.P.   Basketball, L.P.
                                               ------------------------------------------

BALANCE AT JUNE 30, 1998                       $2,000      $1,000             $1,000
Net loss for the year ended June 30, 1999         (21)         (5)               (16)
Distributions to partners                         (77)        (77)
                                               -------------------------------------
BALANCE AT JUNE 30, 1999                       $1,902      $  918             $  984
                                               =====================================

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                    Consolidated Statement of Cash Flows
                      For the Year Ended June 30, 1999

CASH FLOWS USED IN OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                   $30,865,500
    Television and radio broadcast rights fees                      21,074,883
    Other, principally promotional advertising                       5,623,785
                                                                   -----------
                                                                    57,564,168
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                   35,609,280
    Game expenses                                                    1,524,846
  General and administrative expenses                                6,081,954
  Selling and promotional expenses                                   3,533,091
                                                                   -----------
                                                                    46,749,171
                                                                   -----------
                                                                    10,814,997
Interest expense                                                    (2,637,022)
Interest income                                                        601,538
Ticket refunds paid                                                 (9,290,577)
Payment of deferred compensation                                    (1,517,774)
                                                                   -----------
      NET CASH FLOWS USED IN OPERATING ACTIVITIES                   (2,028,838)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of note receivable                              7,850,000
  Capital expenditures                                                (556,852)
  Other receipts (expenditures)                                       (827,931)
                                                                   -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                             6,465,217
                                                                   -----------
NET CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES               4,436,379

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from bank borrowings                                      3,000,000
  Payment of bank borrowings                                        (3,000,000)
  Cash distribution to Boston Celtics Corporation                          (77)
  Cash distribution to Castle Creek Partners, L.P.                  (3,979,875)
  Cash distribution to Celtics Pride G.P.                           (3,720,048)
  Cash contributions from General Partner                                1,800
                                                                   -----------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                         (7,698,200)
                                                                   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (3,261,821)
Cash and cash equivalents at beginning of year                       6,536,334
                                                                   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 3,274,513
                                                                   ===========

See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                 Notes to Consolidated Financial Statements

Note A - Basis of Presentation

Principles of Consolidation: Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings," the "Partnership"), a Delaware limited partnership, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% owned subsidiary, owns and operates the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics"). The consolidated financial statements include the accounts of Celtics Basketball Holdings and Celtics Basketball. All intercompany transactions are eliminated in consolidation.

Celtics Basketball Holdings and Celtics Basketball held no material assets and were not engaged in operations from April 13, 1998, their date of formation, until June 30, 1998. On June 30, 1998, Celtics Limited Partnership ("CLP"), which formerly owned and operated the Boston Celtics, contributed the assets and liabilities of the Boston Celtics to Celtics Basketball in exchange for a 99.999% limited partnership interest in Celtics Basketball. Subsequently on June 30, 1998, CLP contributed its 99.999% limited partnership interest in Celtics Basketball to Celtics Basketball Holdings in exchange for a 99.999% limited partnership interest in Celtics Basketball Holdings.

The general partner of both Celtics Basketball Holdings and Celtics Basketball is Boston Celtics Corporation.

Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent short-term investments with maturities at the date of purchase of three months or less.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents and accounts receivable. The Partnership's cash equivalents represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been consistently within management's expectations.

Financial Instruments: The carrying value of financial instruments such as cash equivalents, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments and the variable interest rate.

Franchise and Other Intangible Assets: These assets, consisting principally of the National Basketball Association franchise and other intangible assets are being amortized primarily on a straight-line basis over 40 years.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of from five to ten years using straight line or accelerated methods of depreciation as appropriate. Leasehold improvements are depreciated over the lesser of the remaining lives of the leases or the assets.

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

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                 Notes to Consolidated Financial Statements

Note B - Significant Accounting Policies (continued)

Income Taxes: No provision for income taxes is required by Celtics Basketball Holdings as its income and expenses are taxable to or deductible by its partners.

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("Statement 130") in the fiscal year ended June 30, 1999. The adoption of Statement 130 did not have a material impact on the Partnership's consolidated financial statements.

Note C - Notes Receivable

Notes receivable represented a convertible note due from an unrelated company which was classified as held-to-maturity and carried at amortized cost, which approximated market value. This note accrued interest at LIBOR plus 1%, with quarterly interest payments beginning in May 1999 and quarterly payments of principal plus interest beginning February 2002 through the maturity of the note in January 2007. On March 18, 1999, the company redeemed the note for cash in the amount of $7,850,000. The balance of the note on that date, including accrued interest, was $6,912,983. The $937,017 gain on the note, consisting of a prepayment penalty of $553,039 pursuant to the terms of the note agreement and a premium paid by the company of $383,978, has been classified as other income in the consolidated statement of operations.

Note D - Property and Equipment

Property and equipment are summarized as follows:

                                                         June 30,
                                               ---------------------------
                                                   1999            1998
                                               ---------------------------

Leasehold improvements                         $ 1,413,357      $1,301,671
Furniture, fixtures and equipment                1,108,152         662,986
                                               ---------------------------
                                                 2,521,509       1,964,657
Less accumulated depreciation                   (1,173,794)       (901,998)
                                               ---------------------------
Net property and equipment                     $ 1,347,715      $1,062,659
                                               ===========================

Note E - Deferred Compensation

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:

      Years ending June 30, 2000                     $1,348,000
                            2001                      1,235,000
                            2002                      1,150,000
                            2003                      1,126,000
                            2004                      1,107,000
                            2005 and thereafter       3,007,000
                                                     ----------
                                                     $8,973,000
                                                     ==========

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                 Notes to Consolidated Financial Statements

Note F - Notes Payable

Notes payable to bank represents outstanding borrowings under a $60,000,000 credit facility dated December 15, 1997 between Celtics Basketball and its commercial bank. The credit agreement, which was originally entered into by CLP and contributed to Celtics Basketball on June 30, 1998, consists of a $50,000,000 term loan bearing interest at 6.29% and a $10,000,000 revolving line of credit. On January 29, 1999, Celtics Basketball borrowed $3,000,000 against the revolving line of credit for general working capital purposes. This amount was repaid on June 1, 1999. As of June 30, 1999, no borrowings were outstanding against the $10,000,000 revolving line of credit.

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

Interest charged to operations in connection with the term loan and revolving line of credit amounted to $3,247,000 in the year ended June 30, 1999.

Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of Celtics Basketball. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Note G - Related Party Transactions

Boston Celtics Corporation, the general partner of CLP, Celtics Basketball Holdings and Celtics Basketball, receives a management fee of $750,000 per annum, subject to annual increases based on annual cash flows from basketball operations. Management fees of $750,000 were charged to Celtics Basketball's operations in the year ended June 30, 1999.

Note H - Commitments and Contingencies

Effective June 30, 1998, the Board of Governors of the NBA voted to reopen the collective bargaining agreement ("Collective Bargaining Agreement") between the NBA and the NBA Players Association (the "NBPA"). Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. On January 20, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team, beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team and generally begins in late October or early November.

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout.
Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball on a monthly basis for games canceled in the preceding month. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

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

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                 Notes to Consolidated Financial Statements

Note H - Commitments and Contingencies (continued)

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. These leases were assigned to Celtics Basketball by CLP effective June 30, 1998 pursuant to the Reorganization. Rent expense charged to operations during the year ended June 30, 1999 amounted to $299,000.

Celtics Basketball has employment agreements with officers, coaches and players of the Boston Celtics basketball team. Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Amounts required to be paid under such contracts in effect as of September 10, 1999, including option years but excluding deferred compensation commitments disclosed in Note E - Deferred Compensation, are as follows:

      Years ending June 30, 2000                     $49,607,000
                            2001                      47,879,000
                            2002                      43,137,000
                            2003                      38,203,000
                            2004                      26,755,000
                            2005 and thereafter       25,216,000

Commitments for the year ended June 30, 2000 include payments due to players under contracts for the 1999-2000 season in the amount of $41,126,000.

Celtics Basketball maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on management's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

The Partnership and its subsidiary are also committed under noncancelable, long-term operating leases, substantially all of which are related to Celtics Basketball, for certain of its facilities and equipment. Rent expense charged to operations during the years ended June 30, 1999, 1998 and 1997 was $299,000, $410,000 and $292,000 respectively. Minimum annual payments, including renewable option periods, required by these operating leases are as follows:

      Years ending June 30, 2000                     $368,000
                            2001                      385,000
                            2002                      404,000
                            2003                      423,000
                            2004                      444,000
                            2005 and thereafter       703,000

Note I - Benefit Plans

Celtics Basketball has a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of these plans charged to operations amounted to $159,000 in the year ended June 30, 1999.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association. Costs of these plans charged to operations amounted to $689,000 in the year ended June 30, 1999.

Note J - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include accrued compensation to players and coaches of $12,473,000 and $17,397,000 at June 30, 1999 and 1998, respectively.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                              and Subsidiary
                 Notes to Consolidated Financial Statements

Note K - Cash Flows

A reconciliation of net loss to net cash flows used in operating activities for the year ended June 30, 1999 is as follows:

Net loss                                                          $  (424,255)
Items not affecting cash flows from operating activities:
  Depreciation                                                        271,796
  Amortization                                                        157,727
  Net realized gains on disposition of note receivable               (937,017)
  Changes in:
    Accounts receivable                                             1,430,183
    Accounts payable and accrued expenses                          (5,324,412)
    Deferred compensation                                          (1,545,331)
    Deferred revenues                                               3,931,251
    Other non-current liabilities                                      72,000
  Other                                                               339,220
                                                                  -----------
Net cash flows used in operating activities                       $(2,028,838)
                                                                  ===========

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON CELTICS LIMITED PARTNERSHIP

                                       By:  BCLP GP, Inc., General Partner
                                       -----------------------------------

Date:  September 17, 1999              By:  /s/ Paul E. Gaston
                                       -----------------------------------
                                            Paul E. Gaston
                                            Chairman of the Board and
                                            Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title*                     Date
--------------------------------------------------------------------------

/s/ Don F. Gaston           Director                    September 17, 1999
-------------------------
    Don F. Gaston

/s/ Paula B. Gaston         Director                    September 17, 1999
-------------------------
    Paula B. Gaston

/s/ John B. Marsh, III      Director                    September 17, 1999
-------------------------
    John B. Marsh, III

/s/ Richard G. Pond         Executive Vice President,   September 17, 1999
-------------------------   Chief Financial Officer
    Richard G. Pond         and Chief Accounting Officer

-------------------
[FN]
<F*> Title indicates position with General Partner.