Form 10-Q
period 1999-09-30
BOSTON CELTICS LIMITED PARTNERSHIP II /DE/
filed 1999-11-05
CIK 805009

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended September 30, 1999


                            _____________________



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
                             Yes   [X]   No   [ ]
                                 -------    -------

As of September 30, 1999, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.


                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                            September 30,      June 30,
                                                                1999             1999
                                                           ----------------------------
                                                            (Unaudited)

                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $ 2,419,197      $ 2,607,725
  Other short-term investments                              83,800,000       83,200,000
  Prepaid expenses and other current assets                    463,351          237,245
                                                           ----------------------------
TOTAL CURRENT ASSETS                                        86,682,548       86,044,970

PROPERTY AND EQUIPMENT, net                                     12,148           14,422
OTHER ASSETS                                                 1,175,251        1,214,314
                                                           ----------------------------
                                                           $87,869,947      $87,273,706
                                                           ============================
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                                             $   146,335      $    99,893
  Accrued interest                                             811,391
  Federal and state income taxes payable                       651,204          751,204
  Notes payable to bank - current portion                    4,000,000        2,500,000
                                                           ----------------------------
TOTAL CURRENT LIABILITIES                                    5,608,930        3,351,097

DEFERRED FEDERAL AND STATE INCOME TAXES                      9,710,875        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                  50,000,000       50,000,000
SUBORDINATED DEBENTURES                                     33,485,545       33,384,771
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                  35,208,653       33,790,372

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                            158,564          189,968
    Limited Partners                                       (47,260,488)     (44,151,483)
                                                           ----------------------------
                                                           (47,101,924)     (43,961,515)
  Boston Celtics Limited
   Partnership II - General Partner                            107,093          133,234
  Celtics Limited Partnership - General Partner                209,115          223,298
  Boston Celtics Communications Limited
   Partnership - General Partner                               641,660          641,574
                                                           ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                          (46,144,056)     (42,963,409)
                                                           ----------------------------
                                                           $87,869,947      $87,273,706
                                                           ============================

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                                     Three Months Ended
                                                              -------------------------------
                                                                September 30,   September 30,
                                                                    1999            1998
                                                              -------------------------------
Costs and expenses:
  General and administrative                                  $  (830,660)      $(1,050,315)
  Depreciation and amortization                                   (14,052)          (14,052)
                                                              -----------------------------

                                                                 (844,712)       (1,064,367)
Equity in loss of Celtics Basketball
 Holdings, L.P.                                                (1,418,281)       (1,189,739)
Interest expense                                               (1,682,581)       (1,734,817)
Interest income                                                 1,164,927         1,246,462
Net realized gains on disposition of marketable
 securities and other short-term investments                                          6,020
                                                              -----------------------------
Loss before income taxes and extraordinary charge              (2,780,647)       (2,736,441)
Provision for income taxes                                        400,000           500,000
                                                              -----------------------------
Loss before extraordinary charge                               (3,180,647)       (3,236,441)
Extraordinary charge for early retirement of notes payable                       (2,255,540)
                                                              -----------------------------
Net loss                                                       (3,180,647)       (5,491,981)
Net loss applicable to interests of General Partners              (71,642)         (113,594)
                                                              -----------------------------

Net loss applicable to interests of Limited Partners          $(3,109,005)      $(5,378,387)
                                                              =============================


Loss per unit before extraordinary charge                     $     (1.15)      $     (1.17)
Net loss per unit                                             $     (1.15)      $     (1.99)


See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                Three Months Ended
                                                         September 30,     September 30,
                                                             1999              1998
                                                         -------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                    $    (969,287)    $  (1,615,632)
  Interest expense                                            (770,708)       (1,008,238)
  Interest income                                            1,147,719         1,051,449
  Income taxes paid                                           (500,000)         (551,370)
                                                         -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                 (1,092,276)       (2,123,791)
                                                         -------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                     (179,400,000)     (175,036,184)
  Proceeds from sales of marketable securities                                 1,000,000
  Proceeds from sales of short-term investments            178,800,000       171,100,000
  Other receipts (expenditures)                                  3,748            11,147
                                                         -------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                   (596,252)       (2,925,037)
                                                         -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                              1,500,000        20,000,000
  Payment of notes payable                                                   (19,794,320)
  Cash contributions from general partner                                         90,166
                                                         -------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     1,500,000           295,846
                                                         -------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (188,528)       (4,752,982)
  Cash and cash equivalents at beginning
   of period                                                 2,607,725         8,468,286
                                                         -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   2,419,197     $   3,715,304
                                                         ===============================

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1999.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the three months ended September 30, 1999 and 1998 is as follows:

                                        Three Months Ended
                                   -----------------------------
                                   September 30,   September 30,
                                       1999            1998
                                   -----------------------------
Total costs and expenses           $(2,078,681)      $(1,819,138)
Interest income (expense), net        (857,000)         (643,487)
                                   -----------------------------
Net loss                           $(2,935,681)      $(2,462,625)
                                   =============================


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)


Note 4 - The following table sets forth the computation of loss per unit for the three months ended September 30, 1999 and 1998:

                                                                       Three Months Ended
                                                                  ------------------------------
                                                                  September 30,    September 30,
                                                                      1999             1998
                                                                  ------------------------------
Numerator for loss per unit:
  Loss before extraordinary charge:
    Loss before extraordinary charge                              $(3,180,647)      $(3,236,441)
    Applicable to interests of General Partners of
     subsidiary partnerships                                          (40,238)          (36,712)
                                                                  -----------------------------
                                                                   (3,140,409)       (3,199,729)
    Applicable to 1% General Partnership interest of BCLP             (31,404)          (31,997)
                                                                  -----------------------------
    Applicable to interests of Limited Partners                   $(3,109,005)      $(3,167,732)
                                                                  =============================

  Net loss:
    Net loss                                                      $(3,180,647)      $(5,491,981)
    Applicable to interests of General Partners of
     subsidiary partnerships                                          (40,238)          (59,267)
                                                                  -----------------------------
                                                                   (3,140,409)       (5,432,714)
    Applicable to 1% General Partnership interest of BCLP             (31,404)          (54,327)
                                                                  =============================
    Applicable to interests of Limited Partners                   $(3,109,005)      $(5,378,387)
                                                                  =============================

Denominator for loss per unit - weighted average units              2,703,664         2,703,664
                                                                  =============================

Loss per unit before extraordinary charge                         $     (1.15)      $     (1.17)
                                                                  =============================
Net loss per unit                                                 $     (1.15)      $     (1.99)
                                                                  =============================

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                           September 30,        June 30,
                                                               1999               1999
                                                           -------------------------------
                                                            (Unaudited)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $  2,411,267       $  2,597,546
  Other short-term investments                               83,800,000         83,200,000
  Due from related parties                                    2,575,762          2,049,516
  Prepaid expenses and other current assets                     417,515            217,162
                                                           -------------------------------
TOTAL CURRENT ASSETS                                         89,204,544         88,064,224

PROPERTY AND EQUIPMENT, net                                      12,148             14,422
OTHER ASSETS                                                  1,175,251          1,214,314
                                                           -------------------------------
                                                           $ 90,391,943       $ 89,292,960
                                                           ===============================

      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities           $    117,941       $     99,488
  Accrued interest                                              811,391
  Federal and state income taxes payable                        651,204            751,204
  Notes payable to bank - current portion                     4,000,000          2,500,000
                                                           -------------------------------
TOTAL CURRENT LIABILITIES                                     5,580,536          3,350,692

DEFERRED FEDERAL AND STATE INCOME TAXES                       9,710,875          9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                   50,000,000         50,000,000
SUBORDINATED DEBENTURES                                      33,485,545         33,384,771
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                   35,208,653         33,790,372

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                             107,093            133,234
    Limited Partners                                        (44,551,534)       (41,941,856)
                                                           -------------------------------
                                                            (44,444,441)       (41,808,622)
  Celtics Limited Partnership - General Partner                 209,115            223,298
  Boston Celtics Communications Limited
   Partnership - General Partner                                641,660            641,574
                                                           -------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                           (43,593,666)       (40,943,750)
                                                           -------------------------------
                                                           $ 90,391,943       $ 89,292,960
                                                           ===============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                                                Three Months Ended
                                                           -----------------------------
                                                           September 30,   September 30,
                                                               1999            1998
                                                           -----------------------------
Costs and expenses:
  General and administrative                               $  (302,203)        $(340,407)
  Amortization                                                 (11,778)          (11,778)
                                                           -----------------------------
                                                              (313,981)         (352,185)
Equity in loss of Celtics
 Basketball Holdings, L.P.                                  (1,418,281)       (1,189,739)
Interest expense                                            (1,682,581)       (1,734,817)
Interest income                                              1,164,927         1,246,462
Net realized gains on disposition of marketable
 securities and other short-term investments                                       6,020
                                                           -----------------------------
Loss before income taxes and extraordinary
 charge                                                     (2,249,916)       (2,024,259)
Provision for income taxes                                     400,000           500,000
                                                           -----------------------------
Loss before extraordinary charge                            (2,649,916)       (2,524,259)
Extraordinary charge for early retirement of
 notes payable                                                                (2,255,540)
                                                           -----------------------------
Net loss                                                   (2,649,916)        (4,779,799)
Net loss applicable to interests of General
 Partners                                                     (40,238)           (59,267)
                                                           -----------------------------
Net loss applicable to interests of Limited
 Partners                                                  $(2,609,678)      $(4,720,532)
                                                           =============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                  Three Months Ended
                                                           --------------------------------
                                                            September 30,     September 30,
                                                                1999              1998
                                                           --------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                      $    (967,038)      $(1,613,094)
  Interest expense                                              (770,708)       (1,008,238)
  Interest income                                              1,147,719         1,051,449
  Income taxes paid                                             (500,000)         (551,370)
                                                           --------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                   (1,090,027)       (2,121,253)
                                                           -------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                       (179,400,000)     (175,036,184)
  Proceeds from sales of short-term investments              178,800,000       171,100,000
  Proceeds from sales of marketable securities                                   1,000,000
  Other receipts (expenditures)                                    3,748            11,147
                                                           -------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                     (596,252)       (2,925,037)
                                                           -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                1,500,000        20,000,000
  Payment of notes payable                                                     (19,794,320)
                                                           -------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                       1,500,000           205,680
                                                           -------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (186,279)       (4,840,610)
Cash and cash equivalents at beginning of period               2,597,546         8,268,186
                                                           -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   2,411,267       $ 3,427,576
                                                           ===============================

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

Accordingly, effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method.
Accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1999.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the three months ended September 30, 1999 and 1998 is as follows:

                                          Three Months Ended
                                     -----------------------------
                                     September 30,   September 30,
                                         1999            1998
                                     -----------------------------
Total costs and expenses             ($2,078,681)      ($1,819,138)
Interest income (expense), net          (857,000)         (643,487)
                                     -----------------------------
Net loss                             ($2,935,681)      ($2,462,625)
                                     =============================


                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the continuing effects of the player lockout and cancellation of 32 regular season games in the 1998-99 season as a result of the lockout, the impact of the lockout on television and other revenues, the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts and the performance of certain investments by subsidiaries of the Partnership.

Collective Bargaining Agreement

In March 1998 the Board of Governors of the National Basketball Association ("NBA") exercised its right to terminate the collective bargaining agreement between the NBA and the NBA Players Association ("NBPA"), and effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

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

For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season normally begins in late October or early November, the first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. Based on the standard NBA game schedule, the Boston Celtics historically recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and recognize its playoff revenue, if any, in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings, which indirectly owns and operates the Boston Celtics, will generally result in a loss in its first fiscal quarter, income in its second and third fiscal quarters and a loss in its fourth fiscal quarter unless there is significant income from playoff revenues.

However, given the lockout, the cancellation of 32 regular season games and the reduced number of games in the revised 1998-99 NBA schedule, Celtics Basketball recognized approximately 61% of its 1998-99 regular season revenue in the third fiscal quarter and approximately 39% of such revenue in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings resulted in losses in the first and second fiscal quarters of the fiscal year ending June 30, 1999 and income in the third and fourth fiscal quarters of the fiscal year ending June 30, 1999. Given the uncertainty of the impact on revenue and expenses of the lockout, canceled games and the shortened 1998-99 NBA season, there can be no assurance that BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings will not result in further losses in the fiscal year ending June 30, 2000, and beyond.

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the three months ended September 30, 1999 with the three months ended September 30, 1998.

General and administrative expenses of $831,000 in the three months ended September 30, 1999 decreased by $219,000 compared to $1,050,000 in the three months ended September 30, 1998. The decrease in 1999 was primarily attributable to decreased professional expenses.

Equity in loss of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the loss of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the loss of Celtics Basketball Holdings of $1,418,000 in the three months ended September 30, 1999 increased $228,000 compared to $1,190,000 in the three months ended September 30, 1998. The increase is primarily a result of increased selling and promotional expenses and decreased interest income in the three months ended September 30, 1999.

Interest expense of $1,683,000 in the three months ended September 30, 1999 decreased by $52,000 compared to $1,735,000 in the three months ended September 30, 1998. The decrease is primarily attributable to the September 30, 1998 repayment of notes payable to a former principal unitholder. The notes were repaid with proceeds from BCLP II's revolving credit agreement with its commercial bank, which accrues interest at a lower effective rate.

Interest income of $1,165,000 in the three months ended September 30, 1999 decreased by $81,000 compared to $1,246,000 in the three months ended September 30, 1998. The decrease is primarily attributable to a reduction in funds available for investment.

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

BCLP's provision for income taxes of $400,000 relates to BCLP's subsidiary corporations.

Liquidity and Capital Resources

BCLP used approximately $1,092,000 in cash flows from operating activities in the three months ended September 30, 1999. At September 30, 1999 the Partnership had approximately $2,419,000 of available cash and $83,800,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. At September 30, 1999, $54,000,000 was outstanding under the revolving credit agreement, $4,000,000 of which is payable on December 30, 1999 and $50,000,000 of which is payable upon the maturity of the agreement. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units in the Reorganization. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $33,485,545 at September 30, 1999. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended September 30, 1999 and 1998. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities, distributions from Celtics Basketball Holdings and unused portions of credit facilities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through September 30, 2000.

Market Risk

At September 30, 1999, BCLP had invested approximately $83,800,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the partnership has no other assets that are subject to market risk.

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

State of Readiness

The Partnership has established a Year 2000 Committee and an action plan for addressing Year 2000 issues. The Partnership's action plan for addressing Year 2000 issues in its information technology ("IT") and non-IT systems covers four phases: (i) identification of all IT and non-IT systems; (ii) assessment of Year 2000 issues; (iii) repair of IT and non-IT systems, if necessary, and testing and integration of repaired systems; and (iv) creation of a contingency plan to address any potential Year 2000 failures. The Partnership is also contacting third parties with which it deals (such as customers and suppliers) to evaluate their Year 2000 readiness and determine whether any Year 2000 failure will affect their ability to perform as the Year 2000 approaches and arrives. As of September 30, 1999, the Partnership has completed all four phases of its Year 2000 action plan.

The Partnership has received assurances from all of its significant suppliers and third parties with which it interacts that they have addressed their Year 2000 issues. The Partnership has evaluated these assurances for their adequacy and accuracy and, in cases where the Partnership has not received assurances from third parties, is initiating further mail or phone correspondence. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for ticketing, producing and broadcasting basketball games and for transporting the Boston Celtics' players, coaches and equipment to and from basketball games. There can be no assurance that the Partnership's suppliers and third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse effect upon the Partnership's financial condition and results of operations.

Costs to Address the Year 2000 Issue

The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future.

Risks Presented by the Year 2000 Issue

To date, the Partnership has not identified any IT system or non-IT system that presents a material risk of not being ready for the Year 2000. While the Partnership believes that it has achieved Year 2000 compliance, certain unforeseen circumstances could occur that could cause Year 2000 related disruption, and any such disruption could have a material adverse effect upon the Partnership's financial condition and results of operations. In addition, the failure to address Year 2000 issues by the Partnership's suppliers and other third parties with which it interacts could have a material adverse effect upon the Partnership's financial condition and results of operations.

Contingency Plans

The Partnership has developed and documented a Year 2000 contingency plan. The plan identifies business critical applications and systems, and describes strategies for resuming functionality in the event of a Year 2000-related disruption.


                         Part II - Other Information


ITEM 1

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.


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



                                       BOSTON CELTICS LIMITED PARTNERSHIP
                                       ----------------------------------
                                                  (Registrant)

                                         By: BCLP GP, Inc.,
                                             its General Partner



Dated:  November 5, 1999                 By: /s/ Richard G. Pond
                                            --------------------
                                                 Richard G. Pond
                                                 Executive Vice President
                                                 Chief Financial Officer
                                                 and Chief Operating Officer



Dated:  November 5, 1999               BOSTON CELTICS LIMITED PARTNERSHIP II
                                       -------------------------------------
                                                  (Registrant)

                                         By:  BCLP II GP, Inc.,
                                              its General Partner


                                         By: /s/ Richard G. Pond
                                                 ------------------------
                                                 Richard G. Pond
                                                 Executive Vice President
                                                 Chief Financial Officer
                                                 and Chief Operating Officer