Form 10-K
period 2000-06-30
BOSTON CELTICS LIMITED PARTNERSHIP II /DE/
filed 2000-09-15
CIK 805009

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                          For the fiscal year ended
                                June 30, 2000

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

Boston Celtics            Units Representing Limited Partnership Interests     New York Stock Exchange
Limited Partnership                                                            Boston Stock Exchange

Boston Celtics            6% Subordinated Debentures due 2038                  New York Stock Exchange
Limited Partnership II

         Securities registered pursuant to Section 12(g) of the Act:
         -----------------------------------------------------------

                                    None.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.
                             Yes   X    No
                                 -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K      .
                            -----

The aggregate market value of the 2,025,864 Units held by non-affiliates of Boston Celtics Limited Partnership as of August 25, 2000 was approximately $18,233,000, based on the closing price of the Units on the New York Stock Exchange on that date of $9.00 per Unit, and the aggregate market value of the 2,703,364 Subordinated Debentures held by non-affiliates of Boston Celtics Limited Partnership II as of August 25, 2000 was approximately $28,115,000, based on the closing price of the Subordinated Debentures on the New York Stock Exchange on that date of $10.40 per Debenture.

      As of August 25, 2000, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                        2000 FORM 10-K ANNUAL REPORT
                                    INDEX


                                   PART I

                                                                                         Page
                                                                                         ----

Items 1.
 and 2.    Business and Properties                                                         1

Item 3.    Legal Proceedings                                                               8

Item 4.    Submission of Matters to a Vote of Security Holders                             8

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters       9

Item 6.    Selected Financial Data                                                        10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                     12

Item 8.    Financial Statements and Supplementary Data                                    16

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant                              17

Item 11.  Executive Compensation                                                          19

Item 12.  Security Ownership of Certain Beneficial Owners and Management                  21

Item 13.  Certain Relationships and Related Transactions                                  22

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                23

Signatures                                                                                70


      This document contains the Annual Reports on Form 10-K for the fiscal year ended June 30, 2000 for each of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Boston Celtics Limited Partnership II makes no representation as to information relating to Boston Celtics Limited Partnership or to any other entities affiliated with Boston Celtics Limited Partnership.

                                   PART I
                                   ------

Items 1 and 2.  Business and Properties
--------------  -----------------------

General

      Boston Celtics Limited Partnership ("BCLP" or the "Partnership") is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II ("BCLP II"), also a Delaware limited partnership. After the reorganization of BCLP II (the "Reorganization"), which was completed on June 30, 1998, BCLP owns a 99% limited partnership interest in BCLP II.

      References in this Form 10-K to "Units" with respect to Pre-Reorganization time periods means units representing limited partnership interests in BCLP II and, with respect to post-Reorganization time periods, means units representing limited partnership interests in BCLP.

Pre-Reorganization Ownership Structure

      Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") and held investment assets. BCLP II owned 99% of Celtics Limited Partnership ("CLP"), which owned the Boston Celtics. BCLP II also wholly owned Celtics Investments, Inc. ("CII") and BCCLP Holding Corporation ("Holdings"), which in turn wholly owned Celtics Capital Corporation ("CCC"), which holds investments.

      The 1% general partner of BCLP II was Celtics, Inc., and the 1% general partner of CLP was Boston Celtics Corporation ("BCC"). Each of Celtics, Inc. and BCC is a Delaware corporation. Celtics, Inc.'s sole stockholders are Paul Gaston and Don Gaston (father of Paul Gaston) and BCC's sole stockholder is Walcott Partners, L.P. ("Walcott"), an affiliate of the Gaston family.

      Prior to the Reorganization, BCLP II's consolidated financial statements included the accounts of all of its majority-owned and controlled subsidiaries. In connection with the Reorganization, former Boston Celtics Limited Partnership changed its name to BCLP II.

Post-Reorganization Ownership Structure

      After the Reorganization, BCLP owns a 99% limited partnership interest in BCLP II, which owns a 99% limited partnership interest in CLP. In addition, BCLP II wholly owns CII and Holdings, which wholly owns CCC. Together, CCC and CLP wholly own Celtics Pride GP. Celtics Pride GP owns a 48.3123% limited partnership interest in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which owns a 99.999% limited partnership interest in Celtics Basketball L.P. ("Celtics Basketball"), which in turn owns and operates the Boston Celtics. The remaining 51.6867% limited partnership interest in Celtics Basketball Holdings, L.P. is held by Castle Creek Partners, L.P. ("Castle Creek"). See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek.

      The 1% general partner of BCLP is BCLP GP, Inc. ("BCLP GP"), a Delaware corporation whose sole stockholder is Paul Gaston, and the 1% general partner of BCLP II is BCLP II GP, Inc. ("BCLP II GP"), a wholly owned subsidiary of Celtics, Inc. BCC is the 1% general partner of CLP and is also the 0.001% general partner of both Celtics Basketball Holdings and Celtics Basketball.

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

Basketball Operations

      BCLP's most significant operating asset is its indirect investment in Celtics Basketball, which owns and operates the Boston Celtics. The following table summarizes the performance of the Boston Celtics during the past 15 basketball seasons:


            Regular     Regular Season
            Season      Place of Finish
Season      Record        in Division                    Playoff Results
------      -------     ---------------                  ---------------

1999-00      35-47      Fifth               --
1998-99      19-31      Fifth               --
1997-98      36-46      Sixth               --
1996-97      15-67      Seventh             --
1995-96      33-49      Fifth               --
1994-95      35-47      Third               Lost in First Round of Conference Playoffs
1993-94      32-50      Fifth               --
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

      Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games, the licensing of television, cable network and radio rights, and promotional and novelty revenues. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:


                                Contribution to Revenues
                                     (in thousands)
-----------------------------------------------------------------------------------------
Year Ended                         Television, Cable
 June 30,      Ticket Sales(1)       and Radio(2)        Other Sources     Total Revenues
----------     ---------------     -----------------     -------------     --------------

 2000              $39,394              $34,229             $7,626            $81,249
 1999(3)            23,284               14,626              5,142             43,052
 1998               39,108               28,002              8,570             75,680

(1) Includes proceeds from exhibition games. No ticket revenues were derived from exhibition games in the year ended June 30, 1999.
(2) Includes the Boston Celtics' share of revenues under the NBA national television contracts.
(3) The reduced amounts for the year ended June 30, 1999 are due to the shortened NBA season.

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

      Effective with the 1995-96 season, all Boston Celtics regular season home games are played in the FleetCenter, an arena located in downtown Boston, with a seating capacity of approximately 19,300. The policy of the Boston Celtics during the last several years has been to limit the number of season tickets so that some tickets are available on a per game basis. During the 1999-2000 season, approximately 12,000 season tickets were sold, as compared to 13,000 in the 1998-99 season and 14,000 in the 1997-98 season.

      Television, Cable and Radio Broadcasting. The Boston Celtics and the NBA license the television and radio broadcast rights to Boston Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company (the "NBC agreement"), and Turner Network Television, Inc., an affiliate of Turner Broadcasting (the "TNT agreement"). Each of the NBA member teams share equally in these license fees. In addition, the Boston Celtics license the right to air all Boston Celtics home and away games to Sportschannel New England Limited Partnership (doing business as Fox Sports Net New England) (the "SNE agreement"). The Boston Celtics license the rights to broadcast all games on radio under an agreement with American Radio Systems, Inc., licensee of Radio Station WEEI - 850AM (the "ARS agreement"). The NBC and TNT agreements extend through the 2001-02 season. The SNE agreement extends through the 2002-03 season, with a right to an additional extension by Sportschannel New England Limited Partnership through the 2005-06 season. The ARS agreement extends through the 2000-01 season. There can be no assurance that Celtics Basketball or the NBA as agent for its members, upon expiration of the aforementioned agreements, will be able to enter into new agreements on terms as favorable as those in the current agreements.

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

      The NBC agreement accounted for approximately 16% ($13,381,000) and 14% ($6,142,000) of Celtics Basketball's total revenues for the years ended June 30, 2000 and 1999, respectively, and the SNE agreement accounted for approximately 14% ($11,125,000) of Celtics Basketball's total revenues for the year ended June 30, 2000. BCLP's 48.3% interest in Celtics Basketball is reflected in its equity in income (loss) of Celtics Basketball Holdings. The NBC agreement accounted for approximately 15% ($11,439,000) of BCLP II's total revenues for the year ended June 30, 1998. No other agreement accounted for as much as 10% of BCLP's, BCLP II's or Celtics Basketball's total revenues during any of the years ended June 30, 2000, 1999 and 1998.

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

Basketball Team

      Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of August 25, 2000:


                                                          Last Season
Name                 Position           Years in NBA     Under Contract
----                 --------           ------------     --------------

Kenny Anderson       Guard                    9             2002-03
Tony Battie          Forward/Center           3             2005-06
Mark Blount          Center                  --             2001-02
Randy Brown          Guard                    9             2002-03
Chris Carr           Guard                    5             2000-01
Calbert Cheaney      Forward                  7             2001-02
Adrian Griffin       Guard                    1             2000-01
Walter McCarty       Forward                  4             2001-02
Greg Minor           Forward                  6             2000-01
Robert Pack          Guard                    9             2000-01
Paul Pierce          Forward                  2             2001-02
Vitaly Potapenko     Center                   4             2004-05
Antoine Walker       Forward                  4             2004-05
Eric Williams        Forward                  5             2003-04
John Williams        Center                  14             2000-01


      Compensation expense related to player salaries amounted to $41,734,000 during the 1999-00 season. During the 2000-01 season, the Boston Celtics are contractually required to make salary payments to its players totaling $46,987,000.

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

      James O'Brien has been an Associate Coach of the Boston Celtics since May 1997. Mr. O'Brien was previously an assistant coach at the University of Kentucky (1994-1997), the Head Coach at the University of Dayton (1989-
1994), and an assistant coach of the New York Knickerbockers (1987-1989), prior to which he held a variety of coaching positions from 1974 through 1987. Mr. O'Brien is under contract through the end of the 2001-02 season.

      Lester Conner has been an Assistant Coach of the Boston Celtics since July 1998. Mr. Conner was previously a scout for the Miami Heat of the NBA
(1997), held several coaching positions since 1995, and played in the NBA from 1982 through 1995. Mr. Conner is under contract through the end of the 2000-01 season.

      John Carroll has been an Assistant Coach of the Boston Celtics since June 1997. Mr. Carroll was previously the Advance Pro Scout for the Orlando Magic of the NBA (1996-1997) and for the Portland Trail Blazers of the NBA (1995-1996), the Head Coach at Duquesne University (1989-1995) and an assistant coach at Seton Hall University (1982-1989). Mr. Carroll is under contract through the end of the 2000-01 season.

      Andy Enfield has been an Assistant Coach of the Boston Celtics since August 1998. Mr. Enfield was previously a private coach for a number of NBA players, and was the shooting coach for the Milwaukee Bucks of the NBA (1994-96). Mr. Enfield is under contract through the end of the 2000-01 season.

      Shaun Brown has been the Strength and Conditioning Coach of the Boston Celtics since May 1997. Mr. Brown was previously the Strength and Conditioning Coach at the University of Kentucky (1992-1997), the Strength and Conditioning Coach at Providence College (1989-1992) and the Assistant Strength and Conditioning Coach at Rutgers University (1987-1988).

      Chris Wallace has been the General Manager of the Boston Celtics since May 1997. Mr. Wallace was previously the Director of Player Personnel (1996-1997) and a scout (1992-1996) for the Miami Heat of the NBA, prior to which he worked in various scouting capacities for the Portland Trail Blazers, Denver Nuggets, Los Angeles Clippers and New York Knickerbockers of the NBA. Mr. Wallace is under contract through the end of the 2000-01 season.

      Ed Lacerte is the Head Athletic Trainer and Physical Therapist of the Boston Celtics and has served in that capacity since September 1987. Mr. Lacerte is under contract through the end of the 2002-03 season.

      Compensation expense for coaches, general manager and other Boston Celtics team personnel, including compensation payments to team personnel not under contract, amounted to $8,997,000 during the 1999-00 season. During the 2000-01 season, the Boston Celtics are contractually required to make salary payments to its coaches, general manager and other team personnel totaling $8,475,000.

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

      The Lease Agreement commenced on the day that the FleetCenter was substantially completed and operational and expires on May 31, 2006. NBGC may, at its option, extend the term of the Lease Agreement for five additional basketball seasons (the "Extended Term"), provided NBGC gives notice on or before May 31, 2001 of its intention to exercise its option and subject to the NBGC making certain payments to Celtics Basketball, based on NBGC's revenues, during the Extended Term.

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

      On March 31, 1998, CLP entered into a lease agreement for the use of a 22,000 square foot practice facility and wellness center in Waltham, Massachusetts. The facility also includes certain office space for Boston Celtics basketball operations personnel. Celtics Basketball does not pay rent under this lease agreement. The term of the lease extends through June 30, 2010, with three three-year options to extend. The lease agreement was assigned to Celtics Basketball in connection with the Reorganization.

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

Employees

      In addition to the players and coaches, see "Basketball Operations - Basketball Team," as of August 25, 2000, the Boston Celtics have 47 full-time employees engaged in operating, marketing, advertising and administrative activities. In addition, the Partnership has 10 full-time employees engaged in operating and administrative activities. None of the Partnership's employees other than its players are covered by collective bargaining agreements. The Partnership considers its relations with its employees to be good.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      None.



                                   PART II
                                   -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

      BCLP's Units are listed on the New York Stock Exchange and the Boston Stock Exchange and are traded under the symbol "BOS". BCLP's Subordinated Debentures trade on the New York Stock Exchange and provide for annual interest payments.

      The following table sets forth, for the periods indicated, the high and low sales prices per BCLP Unit on the New York Stock Exchange for the years ended June 30, 2000 and 1999.


                                        Sales Price
                                   ---------------------
                                     High         Low
                                     ----         ---

      Year Ended June 30, 2000
        First Quarter              $12.0000     $11.0000
        Second Quarter              11.0625       9.1250
        Third Quarter               10.3750       9.6875
        Fourth Quarter              10.3125       9.5000

      Year Ended June 30, 1999
        First Quarter              $11.3750     $ 7.0000
        Second Quarter              12.0000       7.2500
        Third Quarter               17.5000      10.2500
        Fourth Quarter              12.9375      11.5625

--------------------
      As of August 25, 2000, the approximate number of registered holders of BCLP's Units was 61,716.

      No cash distributions to Unitholders of BCLP were declared or paid during the years ended June 30, 2000 or 1999. Distributions may be declared from time to time in the sole discretion of BCLP GP as General Partner of the Partnership. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Item 6.  Selected Consolidated Financial Data
-------  ------------------------------------

The selected consolidated financial information set forth below represents the consolidated operating results and balance sheet data of BCLP and BCLP II as described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation."

Amounts in thousands, except per unit amounts.


Consolidated Statement of Operations Data:                                  Year Ended June 30
                                                        2000          1999         1998         1997         1996
                                                        ----          ----         ----         ----         ----

Revenues:
  Equity in net income (loss) of Celtics
   Basketball Holdings, L.P.(1)                        $ 4,353      $   (205)
  Basketball regular season -
    Ticket sales                                                                  $39,108     $ 31,813     $ 35,249
    Television and radio broadcast rights fees                                     28,002       23,269       22,072
    Other, principally promotional advertising                                      8,570        7,916        7,459
                                                       ------------------------------------------------------------
                                                         4,353          (205)      75,680       62,998       64,780

Costs and expenses:
  Basketball regular season -
    Team                                                                           40,402       40,941       27,891
    Game                                                                            2,820        2,386        2,606
  General and administrative                             3,943         3,837       13,465       13,914       15,053
  Selling and promotional                                                           4,819        4,680        2,974
  Depreciation                                              10             9          208          189          141
  Amortization of NBA franchise and other
   intangible assets                                        47            47          165          165          165
                                                       ------------------------------------------------------------
                                                         4,000         3,893       61,879       62,275       48,830
                                                       ------------------------------------------------------------
                                                           353        (4,098)      13,801          723       15,950
Interest income (expense), net                          (1,882)       (2,151)         384          736        1,788
Net realized gains (losses) on disposition of
 marketable securities                                                     6          (18)         361         (101)
                                                       ------------------------------------------------------------
Income (loss) from continuing operations before
 income taxes and extraordinary charge                  (1,529)       (6,243)      14,167        1,820       17,637
Provision for income taxes                               1,800         1,600        1,900        1,400        1,850
                                                       ------------------------------------------------------------

Income (loss) from continuing operations before
 extraordinary charge                                   (3,329)       (7,843)      12,267          420       15,787
Extraordinary charge for early retirement of notes
 payable                                                              (2,256)
Income from discontinued operations, net of taxes                                                                83
Gain from disposal of discontinued operations, net
 of taxes                                                                                                    38,331
                                                       ------------------------------------------------------------

Net income (loss)                                      $(3,329)     $(10,099)     $12,267     $    420     $ 54,201
                                                       ============================================================

Income (loss) from continuing operations before
 extraordinary charge applicable to interests of
 Limited Partners                                      $(3,330)     $ (7,709)     $11,961     $    358     $ 15,437
Net income (loss) applicable to interests of
 Limited Partners                                      $(3,330)     $ (9,920)     $11,961     $    358     $ 52,910

Per unit:
  Income (loss) from continuing operations
   before extraordinary charge-basic                   $ (1.23)     $  (2.85)     $  2.45     $   0.07     $   2.68
  Income (loss) from continuing operations
   before extraordinary charge-diluted                 $ (1.23)     $  (2.85)     $  2.17     $   0.06     $   2.59
  Net income (loss)-basic                              $ (1.23)     $  (3.67)     $  2.45     $   0.07     $   9.18
  Net income (loss)-diluted                            $ (1.23)     $  (3.67)     $  2.17     $   0.06     $   8.89
  Distributions declared to Unitholders                                           $  2.00     $   1.00     $   1.50



Consolidated Balance Sheet Data:                                              As of June 30
                                                        2000          1999         1998         1997         1996
                                                        ----          ----         ----         ----         ----


Current assets                                         $87,024      $ 86,045      $90,927     $103,801     $135,903
Current liabilities                                     11,489         3,351       22,411       39,139       40,289
Total assets                                            88,090        87,274       92,047      119,200      145,233
Deferred federal and state income taxes -
 noncurrent portion                                      9,711         9,711        9,711       20,100       20,100
Notes payable - noncurrent portion                      50,000        50,000       30,000       47,500       50,000
Deferred compensation - noncurrent portion                                                      10,380       11,750
Subordinated debentures                                 33,790        33,385       32,985
Investment in capital deficiency of Celtics
 Basketball Holdings, L.P.(1)                           29,437        33,790       29,865
Other noncurrent liabilities                                                                     9,870        6,575
Partners' capital (deficit)                            (46,337)      (42,963)     (32,926)      (7,790)      16,520

--------------------
(1) See consolidated financial statements of Celtics Basketball Holdings, L.P. contained elsewhere herein.

Item 7.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

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

Basis of Presentation

      As more fully described in "Item 1 - Business and Properties -
General," BCLP II completed a Reorganization on June 30, 1998 pursuant to which BCLP was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, which is accounted for on the equity method. Celtics Basketball Holdings has a 99.999% limited partnership interest in Celtics Basketball, which owns and operates the Boston Celtics effective July 1, 1998.

      Because BCLP had not engaged in any business operations prior to June 30, 1998, the Selected Consolidated Statement of Operations Data presented in "Item 6" above and the following discussion compare the operating results of BCLP and its subsidiaries for the year ended June 30, 2000 with the year ended June 30, 1999 and compare the operating results of BCLP and its subsidiaries for the year ended June 30, 1999 with those of BCLP II and its subsidiaries for the year ended June 30, 1998. Due to the July 1, 1998 change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations in the fiscal year ended June 30, 1999 are materially different than those in the fiscal year ended June 30, 1998.

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

      NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds and interest amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest accrued on such amounts since January 31, 1999.


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

      For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season ordinarily begins in late October or early November, the first fiscal quarter, which ends on September 30, will generally include limited or no revenue and will reflect a net loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Boston Celtics generally recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and it recognizes its playoff revenue, if any, in the fourth fiscal quarter. Due to the lockout in the 1998-99 season, however, the operating results of the Boston Celtics for the year ended June 30, 1999 did not reflect historical seasonal trends.

      The consolidated statements of operations data include the results of operations of television station WFXT prior to its sale on July 7, 1995, as well as the gain on its disposal, as discontinued operations.

Results of Operations

      Consolidated net loss for the year ended June 30, 2000 was $3,329,000 or $1.23 per unit compared with consolidated loss before extraordinary charge for the year ended June 30, 1999 of $7,843,000 or $2.85 per unit and consolidated net loss for the year ended June 30, 1999 of $10,099,000 or $3.67 per unit. BCLP II recorded consolidated net income of $12,267,000 or $2.45 per unit for the year ended June 30, 1998. The significant loss before extraordinary charge in fiscal 1999 is primarily a result of the lockout, the cancellation of 32 regular season games and the reduced number of games in the revised 1998-99 NBA schedule.

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

      Equity in net income (loss) of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings") represents BCLP's 48.3% interest in the income (loss) of the entity that indirectly owns and operates the Boston Celtics basketball team subsequent to the Reorganization. Prior to the Reorganization, the operating results of the Boston Celtics basketball team were consolidated with BCLP II's operating results. Celtics Basketball recognizes Boston Celtics team and game revenues and expenses on a game-by-game basis, and the NBA regular season ordinarily begins in late October or early November. As a result, BCLP II's operating results for the year ended June 30, 1998 included revenues from ticket sales, television and radio broadcast rights fees and promotional advertising, and included team, game and selling and promotional expenses. Had BCLP II accounted for a 48.3% interest of the Boston Celtics basketball team for the year ended June 30, 1998 using the equity method, BCLP II's pro forma equity in income of the Boston Celtics would have amounted to $8,940,000, reflecting, among other things, team and game revenues and expenses related to the 82 regular season games played by the Boston Celtics in the year ended June 30, 1998. Due to the cancellation of 32 regular season games in the 1998-99 season, the Boston Celtics did not commence their 1998-99 season until early February 1999, and the Boston Celtics played 50 regular season games in the year ended June 30, 1999. As a result, BCLP's equity in its interest in Celtics Basketball Holdings for the year ended June 30, 1999 reflected a net loss of $205,000, as net team and game income related to the 50 regular season games played were more than offset by general and administrative expenses, selling and promotional expenses, certain team expenses contractually related to the 32 canceled games and interest expense, net of interest income. The 1999-2000 NBA regular season began in early November 1999 and consisted of a full 82-game regular season schedule. As a result, BCLP's equity in its interest in Celtics Basketball Holdings resulted in income of $4,353,000 in the year ended June 30, 2000, as net team and game income from the full 82-game regular season schedule exceeded team and game expenses, general and administrative expenses, selling and promotional expenses, and interest expense, net of interest income.

      General and administrative expenses of $3,943,000 in fiscal 2000 increased by $106,000 compared to $3,837,000 in fiscal 1999 as a result of an increase in personnel expenses, partially offset by a decrease in professional expenses. General and administrative expenses of $3,837,000 in fiscal 1999 decreased by $9,628,000 compared to BCLP II's general and administrative expenses of $13,465,000 in fiscal 1998. General and administrative expenses in fiscal 1998 included general and administrative expenses related to the Boston Celtics basketball team of $5,709,000. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, general and administrative expenses related to the Boston Celtics basketball team in fiscal 2000 and 1999 are included in equity in income (loss) of Celtics Basketball Holdings. The balance of the decreases in general and administrative expenses in fiscal 1999 is a result of decreased personnel and other general and administrative expenses as a result of the Reorganization. Reorganization costs amounted to approximately $2,350,000, which consisted primarily of legal and professional expenses, costs of printing and distribution and filing fees. These costs were charged to operations by BCLP II in fiscal 1998.

      Depreciation expense of $10,000 in fiscal 2000 increased by $1,000 compared to $9,000 in fiscal 1999, and depreciation expense of $9,000 in fiscal 1999 decreased by $199,000 compared to BCLP II's depreciation expense of $208,000 in fiscal 1998. Depreciation expense in fiscal 1998 included $199,000 of depreciation expense related to the Boston Celtics basketball team.

      Amortization expense of $47,000 in fiscal 2000 and 1999 decreased by $118,000 compared to BCLP II's amortization expense of $165,000 in fiscal 1998. BCLP's amortization expense increased $43,000 in fiscal 1999 due to an increase in deferred financing costs, but this increase was offset by the fact that amortization expense in fiscal 1998 included $161,000 of amortization related to the Boston Celtics basketball team.

      Interest expense of $7,152,000 in fiscal 2000 increased by $1,103,000 compared to $6,649,000 in fiscal 1999 due to an increase in borrowings under BCLP's revolving credit agreement with its commercial bank combined with the effect of an increase in interest rates on those borrowings. Interest expense of $6,649,000 in fiscal 1999 increased $631,000 compared to $6,018,000 in fiscal 1998. The increase in fiscal 1999 is primarily attributable to interest of $3,644,000 related to the Subordinated Debentures issued by BCLP II in connection with the Reorganization (including amortization of the original issue discount on the Subordinated Debentures) and interest of $419,000 related to new borrowings under BCLP II's revolving credit agreement with its commercial bank. These increases were partially offset by the fact that interest expense in fiscal 1998 included $3,431,000 of interest expense related to the Boston Celtics basketball team.

      Interest income from other short-term investments of $5,270,000 in fiscal 2000 increased by $772,000 compared to $4,498,000 in fiscal 1999, primarily as a result of an increase in interest rates earned on invested balances in fiscal 2000. Interest income from other short-term investments of $4,498,000 in fiscal 1999 decreased $1,904,000 compared to $6,402,000 in fiscal 1998. The decrease in 1999 was attributable to a reduced amount of available funds for short-term investment as well as the effect of a decrease in interest rates in fiscal 1999 on those invested balances.

      BCLP's provision for income taxes of $1,800,000 in fiscal 2000, which relates to BCLP's subsidiary corporations, increased by $200,000 compared to $1,600,000 in fiscal 1999. The increase is primarily a result of an increase in income earned by BCLP's subsidiary corporations to $4,027,000 in fiscal 2000 compared to $3,553,000 in fiscal 1999.

Liquidity and Capital Resources

      BCLP used approximately $6,792,000 and $7,700,000 in cash flows from operating activities in fiscal 2000 and 1999, respectively. BCLP II generated approximately $16,301,000 in cash from operating activities in 1998. The decrease in cash flows from operating activities in fiscal 2000 and 1999 is directly attributable to BCLP's accounting for its interest in the Boston Celtics on the equity method effective July 1, 1998. In addition, cash used in operating activities in fiscal 2000 and 1999 included annual interest due on the Subordinated Debentures in the amount of $3,244,000. Capital expenditures amounted to approximately $8,000 and $385,000 in 2000 and 1998, respectively. At June 30, 2000 the Partnership had approximately $3,394,000 of cash and cash equivalents and $83,100,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or possible investments and/or acquisitions.

      On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to redeemed BCLP II Units. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of CCC, an indirect subsidiary of BCLP and BCLP II. On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. On June 30, 1999, BCLP II $2,500,000 against the revolving line of credit for general working capital purposes, and during fiscal 2000, BCLP II borrowed the remaining $7,500,000 available under the revolving credit agreement. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

      In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and accordingly, the subordinated debentures are carried on the balance sheet at $33,789,695 at June 30, 2000. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirements of the subordinated debentures.

      No cash distributions to unitholders of BCLP were declared or paid during the years ended June 30, 2000 or 1999. During the year ended June 30, 1998, a cash distribution of $1.00 per BCLP II unit was paid to BCLP II unitholders on January 14, 1998 (declared December 11, 1997 to unitholders of record on December 26, 1997). In addition, a cash distribution of $1.00 per unit was paid to BCLP II unitholders electing to receive subordinated debentures and BCLP units in connection with the Reorganization. Future distributions will be determined by BCLP GP in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the notes payable to commercial bank and the subordinated debentures.

      Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 2001.

Market Risk
-----------

      At June 30, 2000, BCLP had invested approximately $83,100,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the partnership has no other assets that are subject to market risk.


Year 2000
---------

      In prior filings, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. As used by the Partnership, "Year 2000 ready" means that a system will function in the year 2000 without modification or adjustment, or with a one-time manual adjustment. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

      See Item 14.


                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

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

      BCC receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations.
Management fees of $935,000 and $750,000 were charged to Celtics
Basketball's operations during the years ended June 30, 2000 and 1999, respectively, and management fees of $1,577,000 were charged to BCLP II's operations in the year ended June 30, 1998.

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


Name                   Age     Position
----                   ---     --------

Paul E. Gaston         43      Chairman of the Board of Directors
Richard G. Pond        40      Executive Vice President, Chief Operating Officer, Chief
                                Financial Officer, Treasurer, and Secretary
Don F. Gaston          66      Director
Paula B. Gaston        66      Director
John B. Marsh, III     43      Director
David A. Splaine       41      Director


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

      John B. Marsh became a director of Celtics, Inc. in September 1992.
Mr. Marsh has been the managing partner of Corvus Capital, LLC, a strategic investment partnership where he is an investment banker, since 1998. From 1995 to 1998, he was Director of Trading and Sales with ABSA Securities, Inc., an investment banking firm. From 1991 to 1995, he was Chief Executive Officer and President of Saicor Ltd., an investment banking firm specializing in emerging markets. From 1988 to 1991 he was a Vice President at Deutsche Bank Capital Corporation where he headed an international arbitrage securities trading group. From 1985 to 1988 Mr. Marsh was a Vice President in the international arbitrage department of Merrill Lynch Pierce Fenner and Smith.

      David A. Splaine became a director of BCLP GP in January 2000. Mr. Splaine has been the Managing Director of Baldwin & Clarke Corporate Finance, Inc., an investment banking firm, since 1997. From 1986 to 1997, he was employed by Fleet Bank (and its predecessor, Shawmut Bank), most recently holding the position of Senior Vice President. Mr. Splaine is also a director of Juki Automation Systems Holding, Inc., a privately held distributor of automated assembly equipment, and Vested Development, Inc., a privately held software services provider.

      BCLP GP has an Audit Committee composed of Mr. Marsh and Mr. Splaine, each non-management directors. Mr. Paul Gaston resigned his position as a member of the Audit Committee, effective November 30, 1999. Non-management directors other than Don F. Gaston and Paula B. Gaston are reimbursed for their expenses, and receive directors' fees equal to $1,000 per month and $2,500 per meeting attended with respect to their services as directors of BCLP GP. Effective January 1, 2000, the monthly directors' fees payable to such non-management directors were increased to $2,000 per month. Mr. Marsh and Mr. Splaine received $20,500 and $14,500 in such directors' fees in fiscal 2000, respectively. Directors are named by the stockholders of BCLP GP and serve until their successors are named. Thus, holders of limited partnership units have no vote in the selection of directors of BCLP GP. BCLP GP's officers are appointed by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, require executive officers and directors of BCLP GP, the general partner of BCLP, to file reports pertaining to their beneficial ownership of the Units of BCLP with the Securities and Exchange Commission and the New York Stock Exchange when they are first elected, and to report (with certain exceptions) subsequent changes in their beneficial ownership of Units. Executive officers, directors and 10% beneficial owners are required to furnish the Partnership with copies of all forms they file pursuant to
Section 16(a). The Partnership believes that all filing requirements were complied with in a timely fashion during the year ended June 30, 2000.


Item 11.  Executive Compensation
--------  ----------------------

      The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the most highly compensated executive officers of BCLP GP whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to BCLP (including predecessor entities) and its subsidiaries during the last three fiscal years. Only two of the Partnership's executive officers had an annual salary and bonus exceeding $100,000 for services to BCLP and its subsidiaries during the year ended June 30, 2000.


                         Summary Compensation Table
                         --------------------------

                                                                                           Long Term Compensation
                                               Annual Compensation                                 Awards
                                             -----------------------                      -------------------------
                                 Fiscal                                                                  Securities
                                  Year                                   Other Annual     Restricted     Underlying
                                 Ended                                   Compensation       Stock         Options/
Name and Principal Position     June 30,     Salary($)      Bonus($)         ($)          Awards($)       SARs(#)
---------------------------     --------     ---------      --------     ------------     ----------     ----------

Paul E. Gaston                    2000       $  500,000
  Chief Executive Officer         1999
  and Chairman of the Board       1998        1,000,000     $324,596

Richard G. Pond                   2000          360,000      250,000
  Executive Vice President,       1999          360,000      250,000
  Chief Operating Officer,        1998          400,000      250,000
  Chief Financial Officer,
  Treasurer and Secretary


      Neither BCLP nor BCLP II granted any options or appreciation rights during the year ended June 30, 2000. No options were exercised during the year ended June 30, 2000, and there are no options outstanding at June 30, 2000.


Employment and Consulting Agreements

The Partnership

      In August 1993, the Board of Directors of Celtics, Inc. approved compensation arrangements and an incentive plan for Paul E. Gaston, Chairman of the Board of Celtics, Inc., under which Mr. Gaston was to be employed on an at will basis, with compensation at the rate of $400,000 per annum. In June 1997, the Board of Directors of the General Partner of BCLP II approved an increase in Mr. Gaston's compensation to $1,000,000 per annum. The incentive plan, which is subject to annual review, provides that Mr. Gaston shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP II for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. Because of the lockout, Mr. Gaston voluntarily received no compensation from BCLP during the year ended June 30, 1999, and Mr. Gaston voluntarily elected to receive reduced compensation of $500,000 from BCLP during the year ended June 30, 2000. During the years ended June 30, 2000 and 1999, no annual incentive compensation payments were made to Mr. Gaston, and during the year ended June 30, 1998, Mr. Gaston was paid an annual incentive compensation payment of $324,596.

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

Compensation Committee Interlocks and Insider Participation

      Mr. Marsh, a non-management director and member of the Audit Committee of the Board, performed the functions of a compensation committee during the year ended June 30, 2000. Mr. Marsh was not, during the year ended June 30, 2000 or previously, an officer or employee of the Partnership or any of its subsidiaries, and he did not have any affiliated relationship requiring disclosure.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on August 25, 2000 by (i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, (ii) each director of BCLP GP, (iii) each executive named in the Summary Compensation Table and (iv) all directors and executive officers of BCLP GP as a group. All information with respect to beneficial ownership is based solely on information furnished by the respective Unitholders to the Partnership.


                                                        Percent of
          5% Unitholders,                Number of      Outstanding
  Directors and Executive Officers         Units         Units(1)
  --------------------------------       ---------      -----------

Don F. Gaston and Paula B. Gaston            200(2)          *
33 East 63rd Street
New York, New York 10021

Paul E. Gaston                           677,600(3)        25.1%
33 East 63rd Street
New York, New York 10021

John B. Marsh, III                           500             *
33 East 63rd Street
New York, New York 10021

David A. Splaine                               0             *
151 Merrimac Street
Boston, Massachusetts 02114

Richard G. Pond                                0             *
151 Merrimac Street
Boston, Massachusetts 02114

Castle Creek Partners, L.P.              677,500           25.1%
151 Merrimac Street
Boston, Massachusetts 02114

David R. Murphey, III                    244,700            9.1%
Murphey Capital, Inc.
P.O. Box 18065
Tampa, Florida 33681-8065

All directors and executive officers
as a group (6 persons)                   678,300           25.1%

--------------------
*     Less than one percent.
(1) Percent of Outstanding Units for a particular Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.
(2) Includes 100 Units held by Brookwood Investments, L.P., a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner. Does not include 100 Units held by Walcott Partners, L. P. See Note (3) below.
(3) Includes 100 Units held by Walcott Partners, L. P., a Gaston family partnership, and 677,500 Units held by Castle Creek Partners, L.P. The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul E. Gaston is the only stockholder, officer and director. The General Partner of Castle Creek Partners, L.P. is Castle Creek Partners GP, Inc., which is wholly owned by Celtics, Inc., which is wholly owned by Walcott Partners, L.P. In addition, 96.3% of Castle Creek's limited partnership interests are held by a limited partnership of which Walcott Partners, L.P. owns a majority of the limited partnership interests and Draycott, Inc. is the general partner. Castle Creek holds a 51.6867% limited partnership interest in Celtics Basketball Holdings. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units.
      Unless otherwise indicated, all parties have both exclusive voting and investing power.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

      In 2000, BCLP II reimbursed Conanicut Aircraft, Inc. ("Conanicut") approximately $22,000 for the business use in the fiscal year ended June 30, 2000 of an aircraft based on standard charter rates for comparable aircraft. Conanicut is wholly owned by Walcott Partners, L.P. The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul E. Gaston is the only stockholder, officer and director. The reimbursement was reviewed and approved by the Audit Committee of the Board of Directors of BCLP GP.

      BCC receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations.
Management fees of $935,000 and $750,000 were charged to Celtics
Basketball's operations during the years ended June 30, 2000 and 1999, respectively, and management fees of $1,577,000 were charged to BCLP II's operations in the year ended June 30, 1998.

      On June 30, 1998, BCLP entered into a management services agreement by and between BCLP II, CLP, Celtics Pride G.P., Celtics Capital Corporation, BCCLP Holding Corporation, Castle Creek, Celtics Basketball Holdings and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $687,000 and $903,000, respectively, in the fiscal year ended June 30, 2000, and $702,000 and $1,259,000, respectively, in the fiscal year ended June 30, 1999 for services provided under this agreement. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek.


                                   PART IV
                                   -------

Item 14.    Exhibits, and Reports on Form 8-K
--------    ---------------------------------

      (a)   The following documents are filed as part of this report:

            1.  Financial Statements:

The financial statements listed in the accompanying List of Financial Statements and Financial Statement Schedules are filed as part of this report.

            2.  Exhibits:

The Exhibits listed below are filed as part of this report.

      (3)   (a)  --  Certificate of Limited Partnership of Boston Celtics
                     Limited Partnership II, as amended.(1)

            (b)  --  Agreement of Limited Partnership of Boston Celtics
                     Limited Partnership II.(1)

            (c)  --  Certificate of Limited Partnership of Boston Celtics
                     Limited Partnership.(10)

            (d)  --  Agreement of Limited Partnership of Boston Celtics
                     Limited Partnership.(9)

            (e)  --  First Amendment to Amended and Restated Agreement of
                     Limited Partnership of Boston Celtics Limited Partnership II.(2)

            (f)  --  Certificate of Amendment of Certificate of Limited
                     Partnership of Boston Celtics Limited Partnership, changing the name of Boston Celtics Limited
                     Partnership II from its former name of "Boston Celtics Limited Partnership."(10)

            (g)  --  Certificate of Amendment of Certificate of Limited
                     Partnership of Boston Celtics Limited Partnership II, changing the name of Boston Celtics Limited
                     Partnership from its former name of "Boston Celtics Limited Partnership II."(10)

            (h)  --  Certificate of Incorporation of BCLP GP, Inc., dated
                     April 13, 1998.(8)

            (i)  --  By-Laws of BCLP GP, Inc.(8)

            (j)  --  Certificate of Amendment, dated June 29, 1998,
                     changing the name of BCLP GP, Inc. from its former name of "BCLP II GP, Inc."(10)

            (k)  --  Certificate of Incorporation of BCLP II GP, Inc.,
                     dated April 13, 1998.(8)

            (l)  --  By-Laws of BCLP II GP, Inc.(8)

            (m)  --  Certificate of Amendment, dated June 29, 1998,
                     changing the name of BCLP II GP, Inc. from its former name of "BCLP GP, Inc."(10)

      (4)   (a)  --  Form of Unit Certificate Representing Limited
                     Partnership Interest of BCLP.(1)

            (b)  --  Form of Indenture between Boston Celtics Limited
                     Partnership and Chase Manhattan Bank, as Trustee, dated as of June 30, 1998.(8)

      (10)  (a)  --  Joint Venture Agreement by and among NBA member organizations.(1)

            (b)  --  Constitution and By-laws of the National Basketball
                     Association.(1)

            (c)  --  License/Lease Agreement dated April 4, 1990 between
                     Boston Celtics Limited Partnership and New Boston Garden Corporation (confidential treatment previously granted).(2)

            (d)  --  Office Lease Agreement dated April 4, 1990 between
                     Boston Celtics Limited Partnership and New Boston Garden Corporation (confidential treatment previously granted).(2)

            (e)  --  Letter Agreement dated April 4, 1990 between the
                     Boston Celtics Limited Partnership and New Boston Garden Corporation (confidential treatment granted).(2)

            (f)  --  Unit Option Agreement dated December 31, 1993 by and between Boston Celtics Limited Partnership and Paul E. Gaston.(3)

            (g)  --  Restricted Unit Agreement dated June 28, 1996 between
                     Boston Celtics Limited Partnership and Paul E.
                     Gaston.(4)

            (h)  --  Letter from Paul Gaston electing to accept all
                     incentive compensation for 1996 in restricted units.(4)

            (i)  --  Letter Agreement dated June 30, 1997 between Boston
                     Celtics Limited Partnership and Paul E. Gaston pertaining to the election to exchange options to purchase Limited Partnership Units for Restricted Units.(5)

            (j)  --  Credit Agreement dated as of December 15, 1997 by and between Celtics Limited Partnership as the Borrower, Boston Celtics Limited Partnership and Citizens Bank of Massachusetts as the Lender.(6)

            (k)  --  Amended and Restated Agreement and Plan of
                     Reorganization, dated as of June 5, 1998, among Boston Celtics Limited Partnership, Boston Celtics Limited Partnership II, Castle Creek Partners, L.P., Celtics Limited Partnership, Celtics, Inc., BCLP II GP, Inc., Castle Creek Partners GP, Inc., Boston Celtics Corporation, and Celtics Capital Corporation.(8)

            (l)  --  Agreement and Plan of Merger of BCLP Merger, Inc.,
                     Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II, dated as of June 29, 1998.(8)

            (m)  --  Credit Agreement between Boston Celtics Limited
                     Partnership and Citizens Bank of Massachusetts, dated as of May 20, 1998.(7)

            (n)  --  Second Amendment to Credit Agreement dated as of July
                     30, 1999 among Celtics Limited Partnership, Boston Celtics Limited Partnership II, Boston Celtics Limited Partnership, Celtics Basketball, L.P., Celtics Basketball Holdings, L.P., Celtics Pride, G.P. and Citizens Bank of Massachusetts.(11)

            (o)  --  Second Amendment to Credit Agreement dated as of July
                     30, 1999 among Boston Celtics Limited Partnership II, the Borrower, and The Royal Bank of Scotland plc, the Lender, and Citizens Bank of Massachusetts, the Agent.(11)

      (27)  Financial Data Schedule

[FN]
(1) Incorporated by reference from the exhibits filed with the Partnership's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).
(2) Incorporated by reference from the exhibits filed with the Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission for the year ended June 30, 1990.
(3) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-19324).
(4) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 27, 1996 (File No. 0-19324).
(5) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1997 (File No. 0-19324).
(6) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on February 6, 1998 (File No. 0-19324).
(7) Incorporated by reference from the exhibits filed with the Schedule 13E-3 filed by Boston Celtics Limited Partnership (File No. 5-37799).
(8) Incorporated by reference from the exhibits filed with the report on Form S-4 filed with the Securities and Exchange Commission on April 17, 1998, as amended (File No. 333-50367).
(9) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998 (File No. 0-19324).
(10) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 25, 1998 (File No. 0-19324).
(11) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 17, 1999 (File No. 0-19324).

      (b)  Reports on Form 8-K filed in the fourth quarter of 2000 - None.

      (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

      (d)  Financial Statement Schedules - The response to this portion of
Item 14 is filed as part of this report.



                         ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                        LIST OF FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS
                              CERTAIN EXHIBITS
                          YEAR ENDED JUNE 30, 2000

                     BOSTON CELTICS LIMITED PARTNERSHIP

                            BOSTON, MASSACHUSETTS


FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:


Boston Celtics Limited Partnership and Subsidiaries

      Consolidated Balance Sheets at June 30, 2000 and 1999.

      Consolidated Statements of Operations for the years ended June 30, 2000 and 1999.

      Consolidated Statements of Partners' Capital (Deficit) for the years ended June 30, 2000 and 1999.

      Consolidated Statements of Cash Flows for the years ended June 30,
       2000 and 1999.

      Notes to Consolidated Financial Statements.


Boston Celtics Limited Partnership II and Subsidiaries

      Consolidated Balance Sheets at June 30, 2000 and 1999.

      Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 2000.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000.

      Notes to Consolidated Financial Statements.


Celtics Basketball Holdings, L.P. and Subsidiary

      Consolidated Balance Sheets at June 30, 2000 and 1999.

      Consolidated Statements of Operations for the years ended June 30, 2000 and 1999.

      Consolidated Statements of Partners' Capital (Deficit) for the years ended June 30, 2000 and 1999.

      Consolidated Statements of Cash Flows for the years ended June 30,
       2000 and 1999.

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



                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                       /s/ Ernst & Young LLP
                                       ---------------------

Boston, Massachusetts
August 29, 2000


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets


                                                                           June 30,        June 30,
                                                                             2000            1999
                                                                           --------        --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $ 3,393,509     $ 2,607,725
  Other short-term investments                                             83,100,000      83,200,000
  Prepaid expenses and other current assets                                   530,771         237,245
                                                                          ---------------------------
TOTAL CURRENT ASSETS                                                       87,024,280      86,044,970

PROPERTY AND EQUIPMENT, net                                                    11,734          14,422
OTHER ASSETS                                                                1,053,843       1,214,314
                                                                          ---------------------------
                                                                          $88,089,857     $87,273,706
                                                                          ===========================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   611,360     $    99,893
  Federal and state income taxes payable                                      877,350         751,204
  Notes payable to bank - current portion                                  10,000,000       2,500,000
                                                                          ---------------------------
TOTAL CURRENT LIABILITIES                                                  11,488,710       3,351,097

DEFERRED FEDERAL AND STATE INCOME TAXES                                     9,710,875       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                                 50,000,000      50,000,000
SUBORDINATED DEBENTURES                                                    33,789,695      33,384,771
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS BASKETBALL
 HOLDINGS, L.P.                                                            29,437,209      33,790,372

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000 units of limited partnership interest, issued and outstanding 2,703,664 units
  Boston Celtics Limited Partnership -
    General Partner                                                           156,332         189,968
    Limited Partners                                                      (47,481,412)    (44,151,483)
                                                                          ---------------------------
                                                                          (47,325,080)    (43,961,515)
  Boston Celtics Limited Partnership II - General Partner                      79,705         133,234
  Celtics Limited Partnership - General Partner                               266,789         223,298
  Boston Celtics Communications Limited Partnership - General Partner         641,954         641,574
                                                                          ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                         (46,336,632)    (42,963,409)
                                                                          ---------------------------
                                                                          $88,089,857     $87,273,706
                                                                          ===========================


See notes to consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Operations


                                                                         For the Year Ended
                                                                     ---------------------------
                                                                      June 30,       June 30,
                                                                        2000           1999
                                                                      --------       --------

Equity in net income (loss) of Celtics Basketball Holdings, L.P.     $ 4,353,162     $  (204,960)

Costs and expenses:
  General and administrative                                           3,943,285       3,837,185
  Depreciation                                                            10,376           9,095
  Amortization                                                            47,114          47,114
                                                                     ---------------------------
                                                                       4,000,775       3,893,394
                                                                     ---------------------------
                                                                         352,387      (4,098,354)
Interest expense                                                      (7,151,884)     (6,649,201)
Interest income                                                        5,270,020       4,498,452
Net realized gains on disposition of marketable securities                                 6,020
                                                                     ---------------------------
Loss before income taxes and extraordinary charge                     (1,529,477)     (6,243,083)
Provision for income taxes                                             1,800,000       1,600,000
                                                                     ---------------------------
Loss before extraordinary charge                                      (3,329,477)     (7,843,083)
Extraordinary charge for early retirement of notes payable                             2,255,540
                                                                     ---------------------------
Net loss                                                              (3,329,477)    (10,098,623)
Net income (loss) applicable to interests of General Partners                452        (178,912)
                                                                     ---------------------------

Net loss applicable to interests of Limited Partners                 $(3,329,929)    $(9,919,711)
                                                                     ===========================

Loss per unit before extraordinary charge                            $     (1.23)    $     (2.85)
Net loss per unit                                                    $     (1.23)    $     (3.67)


See notes to consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)


                                                                    Limited Partners
                                                               ---------------------------
                                                 Total           Units          Amount
                                                 -----           -----          ------

BALANCE AT JUNE 30, 1998                     $(32,925,656)     2,703,664     $(34,329,896)
Net income (loss) for the year ended
 June 30, 1999                                (10,098,623)                     (9,919,711)
Cash distribution from Castle Creek
 Partners, L.P.                                   103,430                         103,430
Cash distribution paid by Celtics
  Limited Partnership to Boston Celtics
  Corporation (General Partner's share)           (37,200)
Unrealized loss on marketable securities           (5,360)                         (5,306)
                                             --------------------------------------------
BALANCE AT JUNE 30, 1999                      (42,963,409)     2,703,664      (44,151,483)
Net income (loss) for the year ended
 June 30, 2000                                 (3,329,477)                     (3,329,929)
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II
 GP, Inc. (General Partner's share)               (43,746)
                                             --------------------------------------------
BALANCE AT JUNE 30, 2000                     $(46,336,632)     2,703,664     $(47,481,412)
                                             ============================================


See notes to consolidated financial statements.


                                                                              General Partners
                                             -----------------------------------------------------------------------------------
                                                                                                                  Boston Celtics
                                                            Boston Celtics     Boston Celtics       Celtics       Communications
                                                               Limited            Limited           Limited          Limited
                                               Total         Partnership       Partnership II     Partnership      Partnership
                                             -----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                     $1,404,240       $ 290,166           $210,292         $262,554          $641,228
Net income (loss) for the year ended
 June 30, 1999                                 (178,912)       (100,198)           (77,004)          (2,056)              346
Cash distribution from Castle Creek
 Partners, L.P.
Cash distribution paid by Celtics
 Limited Partnership to Boston Celtics
 Corporation (General Partner's share)          (37,200)                                            (37,200)
Unrealized loss on marketable securities            (54)                               (54)
                                             --------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                      1,188,074         189,968            133,234          223,298           641,574
Net income (loss) for the year ended
 June 30, 2000                                      452         (33,636)            (9,783)          43,491               380
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II GP,
 Inc. (General Partner's share)                 (43,746)                           (43,746)
                                             --------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                     $1,144,780       $ 156,332           $ 79,705         $266,789          $641,954
                                             ================================================================================


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                                               For the Year Ended
                                                                         -------------------------------
                                                                           June 30,          June 30,
                                                                             2000              1999
                                                                           --------          --------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                                    $ (3,342,822)     $ (4,523,674)
  Interest expense                                                         (6,746,681)       (6,432,925)
  Interest income                                                           4,970,912         4,839,294
  Income taxes paid                                                        (1,673,854)       (1,582,595)
                                                                         ------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                (6,792,445)       (7,699,900)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                                    (648,600,000)     (437,446,570)
  Proceeds from sales of marketable securities                                                1,000,000
  Proceeds from sales of short-term investments                           648,700,000       434,727,039
  Payment of due to related parties                                                          (3,036,184)
  Capital expenditures                                                         (7,688)
  Other receipts (expenditures)                                                20,778            12,967
                                                                         ------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                            113,090        (4,742,748)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                             7,500,000        23,500,000
  Payment of bank borrowings                                                                 (1,000,000)
  Payment of notes payable                                                                  (19,794,320)
  Cash distribution to BCLP II GP, Inc.                                       (34,861)
  Cash distribution from Celtics Basketball Holdings, L.P.                                    3,682,811
  Cash distribution from Castle Creek Partners, L.P.                                            103,430
  Cash contributions from General Partner                                                        90,166
                                                                         ------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                    7,465,139         6,582,087
                                                                         ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          785,784        (5,860,561)
Cash and cash equivalents at beginning of year                              2,607,725         8,468,286
                                                                         ------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  3,393,509      $  2,607,725
                                                                         ==============================


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on Subordinated Debentures     $    404,923      $    400,071
  Accrued distribution to BCLP II GP, Inc.                               $      8,885


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

Financial Instruments: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted in years beginning after June 15, 2000. The Statement will require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Partnership's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

In September 1999, in order to fix the interest rate on the debt described in Note F, BCLP II entered into an interest rate cap agreement with a notional amount of $50,000,0000, expiring in October 2000. The fixed interest rate on this contract is 6.49%. The interest rate differential is recognized as an adjustment to interest expense.

The carrying value of financial instruments such as cash equivalents, short-term investments and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

The interest rate swap agreement has a fair value of approximately $32,000 at June 30, 2000 based upon a quote from the issuer, which represents the estimated amount that the Partnership would pay if the agreement was terminated.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of five years using the straight-line method of depreciation.

Income Taxes: BCLP is a partnership that is taxed as a corporation. BCLP and its subsidiary corporations report their income tax provision, including the income (losses) of subsidiary partnerships, using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the fiscal year ended June 30, 1999. The Partnership's comprehensive income is comprised of net income (loss) and unrealized gains and losses on marketable securities held as available-for-sale investments.
Comprehensive loss of approximately $3,329,000 and $10,104,000 for the fiscal years ended June 30, 2000 and 1999, respectively, were not significantly different from reported net loss.

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

In anticipation of the contribution of assets to Castle Creek, BCLP II contributed $41,022,067 of investment assets to Castle Creek in May 1998 based on an estimate of the Proportionate Election. When the Reorganization election was complete on June 30, 1998 and the Proportionate Election was finalized at 51.68719%, it was determined that BCLP II needed to contribute an additional $3,036,184 of assets to Castle Creek to reflect the Proportionate Election. This amount was paid to Castle Creek in July 1998.

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

Summary balance sheet and statement of operations data for Celtics Basketball Holdings is as follows (amounts in thousands):


                                                    June 30,
                                               -------------------
                                                2000        1999
                                                ----        ----

Current assets                                 $21,378     $ 5,241
Current liabilities                             34,961      25,905
Total assets                                    31,111      14,264
Notes payable to bank - noncurrent portion      50,000      50,000
Deferred compensation - noncurrent portion       6,370       7,626
Other noncurrent liabilities                       708         672
Partners' capital (deficit)                    (60,928)    (69,939)



                                                   For the Year Ended
                                             ------------------------------
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------

Total revenues                                  $81,249          $43,052
Total costs and expenses                        (69,390)         (41,458)
Interest and other income (expense), net         (2,848)          (2,018)
                                                ------------------------
Net income (loss)                               $ 9,011          $  (424)
                                                ========================


Note E - Marketable Securities and Other Short-Term Investments

The Partnership held no marketable securities at June 30, 2000. There were no realized gains or losses from marketable securities in the fiscal year ended June 30, 2000. Gross realized gains from available-for-sale U.S. government securities amounted to $6,020 in the fiscal year ended June 30, 1999.

Other short-term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no realized or unrealized gains or losses in any of these investments in the fiscal years ended June 30, 2000 and 1999.

Note F - Notes Payable

In 1995, BCLP II issued two notes in exchange for 668,144 limited partnership units. The two notes payable had an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired.
The two notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid pursuant to the terms of the notes were to be increased by specified amounts on each July 1 during their term. If the unitholder held the two notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes accrued interest payable quarterly at the rate of 7.76% per annum. On September 30, 1998, the notes payable had an aggregate balance, including scheduled increases, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 ($0.82 per unit) related to early retirement of notes payable. Interest expense of $343,000 related to these notes was charged to operations in 1999.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (7.54% at June 30, 2000). On May 26, 1998, $30,000,000 was
advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. As of June 30, 2000, $60,000,000 was outstanding under the revolving credit agreement, $10,000,000 of which is payable on September 30, 2000 and $50,000,000 of which is payable upon maturity of the agreement.

The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. The revolving credit agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Interest charged to operations in connection with borrowings under the revolving credit agreement amounted to $3,503,000 and $2,662,000 in the fiscal years ended June 30, 2000 and 1999, respectively.

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

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $33,789,695 at June 30, 2000.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirements of the Subordinated Debentures.

Interest charged to operations in connection with the Subordinated Debentures, including amortization of the original issue discount, amounted to $3,649,000 and $3,644,000 in the fiscal years ended June 30, 2000 and 1999, respectively.

Note H - Related Party Transactions

Boston Celtics Corporation, the general partner of CLP and Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $935,000 and $750,000 were charged to Celtics
Basketball's operations in the years ended June 30, 2000 and 1999, respectively.

Note I - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and certain directors or former directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

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

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games
(including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics
Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games in the 1998-99 regular season. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. These leases were assigned to Celtics Basketball by CLP effective June 30, 1998 pursuant to the Reorganization. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2005-06 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions.

Note J - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $44,000 and $41,000 in the fiscal years ended June 30, 2000 and 1999, respectively.

Note K - Cash Flows

Reconciliations of net loss to net cash flows used in operating activities are as follows:


                                                                        Year Ended June 30,
                                                                   ------------------------------
                                                                      2000              1999
                                                                      ----              ----

Net loss                                                           $(3,329,477)     $(10,098,623)
Items not affecting cash flows used in operating activities:
  Depreciation                                                          10,376             9,095
  Amortization                                                          47,114            47,114
  Extraordinary charge for early retirement of notes payable                           2,255,540
  Amortization of original issue discount on Subordinated
   Debentures                                                          404,923           400,071
  Net realized losses on disposition of marketable securities
   and other short-term investments                                                       (6,020)
  Equity in net (income) loss of Celtics Basketball Holdings, L.P.  (4,353,162)          204,960
  Changes in:
    Accrued interest receivable                                       (303,197)          304,384
    Accounts receivable                                                 18,122           192,657
    Accounts payable and accrued expenses                              712,856        (1,009,078)
                                                                   -----------------------------
Net cash flows used in operating activities                        $(6,792,445)     $ (7,699,900)
                                                                   =============================


Note L - Quarterly Results (Unaudited)

A summary of operating results, net income (loss) per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 2000 and 1999 is set forth below (000's omitted, except for per unit amounts):


                                                                       Quarter Ended
                                                 ---------------------------------------------------------
                                                 September 30,     December 31,     March 31,     June 30,
                                                     1999              1999           2000          2000        Total
                                                 -------------     ------------     ---------     --------      -----

Year Ended June 30, 2000:
Net income (loss)                                  $(3,181)          $  (657)        $1,983       $(1,474)     $(3,329)
Net income (loss) applicable to Limited
 Partners                                           (3,109)             (663)         1,904        (1,462)      (3,330)
Net income (loss) per unit                         $ (1.15)          $ (0.25)        $ 0.70       $ (0.53)     $ (1.23)


                                                                             Quarter Ended
                                                 ---------------------------------------------------------
                                                 September 30,     December 31,     March 31,     June 30,
                                                     1998              1998           1999          1999        Total
                                                 -------------     ------------     ---------     --------      -----

Year Ended June 30, 1999:
Income (loss) before extraordinary charge          $(3,236)          $(5,244)        $1,429       $  (792)     $(7,843)
Extraordinary charge for early retirement of
 notes payable                                      (2,256)                                                     (2,256)
Net income (loss)                                   (5,492)           (5,244)         1,429          (792)     (10,099)
Net income (loss) applicable to Limited
 Partners                                           (5,378)           (5,116)         1,362          (788)      (9,920)
Net income (loss) per unit before
 extraordinary charge                              $ (1.17)           $(1.89)        $ 0.50       $ (0.29)     $ (2.85)
Net income (loss) per unit                         $ (1.99)           $(1.89)        $ 0.50       $ (0.29)     $ (3.67)



                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note M - Income Taxes

BCLP is a partnership that is taxed as a corporation. The consolidated financial statements include the accounts and operating results of wholly owned subsidiary corporations that file tax returns separate from those of BCLP. As a result, income of those subsidiary corporations can not be offset by losses of BCLP. Aggregate pre-tax income of BCLP's wholly owned taxable subsidiary corporations amounted to $4,027,000 and $3,553,000 in the years ended June 30, 2000 and 1999, respectively.

Components of deferred tax assets and liabilities and assets at June 30, 2000 and 1999 are as follows (000's omitted):


                                                                                   June 30
                                                                            ---------------------
                                                                              2000         1999
                                                                              ----         ----

Deferred tax assets:
Difference between tax and financial statement bases of the assets and liabilities of BCLP and subsidiaries related to:
  Step-up in basis in connection with Unit redemptions                      $ 24,020     $ 25,368
  Difference between tax and financial statement basis of investment in
   Celtics Basketball Holdings, L.P.                                          11,601       11,037
  Intangible assets                                                              396          396
  Original issue discount                                                        276          137
  Net operating loss carryforward                                              8,332        5,519
                                                                            ---------------------
                                                                              44,625       42,457
  Less valuation allowance                                                   (44,625)     (42,457)
                                                                            ---------------------
Net deferred tax assets                                                            0            0
                                                                            ---------------------

Deferred tax liabilities:
  Financial statement basis in excess of tax basis of assets related to
   restructuring of BCCLP completed in 1996                                 $ 20,100     $ 20,100
  Less amount assumed by Castle Creek Partners, L.P. as a result of
   indemnities in the Merger Agreement of the Reorganization                 (10,389)     (10,389)
                                                                            ---------------------
Net deferred tax liabilities                                                   9,711        9,711
                                                                            ---------------------

Total deferred tax liabilities                                              $  9,711     $  9,711
                                                                            =====================


At June 30, 2000, the Partnership has net operating loss carryforwards of $20,785,000 for income tax purposes that expire beginning in fiscal 2014. The net deferred tax liabilities represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), and relate to Holdings or subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP"). The net deferred tax assets are attributable to different entities in the consolidated group. As a result, the deferred tax assets and liabilities do not necessarily offset and are evaluated separately. Because of the uncertainty of realization, a valuation allowance has been established for the deferred tax assets.

The provision for income taxes included in the consolidated statement of operations consists of the following (000's omitted):


                                Year Ended June 30,
                                -------------------
                                  2000       1999
                                  ----       ----

      Current:
        Federal                  $1,369     $1,200
        State                       431        400
                                 -----------------
                                 $1,800     $1,600
                                 =================


The following table reconciles taxes at the statutory federal income tax rate to the tax provision (000's omitted):


                                                                      Year Ended June 30,
                                                                      -------------------
                                                                       2000         1999
                                                                       ----         ----

Tax (benefit) at statutory federal income tax rate (34%)              $ (520)     $(2,123)
Increase in valuation allowance on deferred tax assets                 2,168        3,899
State income taxes (benefit), net of federal tax benefit                 (99)        (394)
Other                                                                    251          218
                                                                      -------------------
Tax provision                                                         $1,800      $ 1,600
                                                                      ===================


Note N - Net Income Per Unit

The following table sets forth the computation of basic and diluted earnings per unit for each of the periods indicated:


                                                                                    Year Ended June 30,
                                                                               ------------------------------
                                                                                   2000             1999
                                                                                   ----             ----

Numerator for loss per unit:
  Loss before extraordinary charge:
    Loss before extraordinary charge                                           $(3,329,477)     $ (7,843,083)
    Applicable to interests of General Partners of subsidiary partnerships          34,088           (56,158)
                                                                               -----------------------------
                                                                                (3,363,565)       (7,786,925)
    Applicable to 1% General Partnership interest of BCLP                          (33,636)          (77,869)
                                                                               -----------------------------
    Applicable to interests of Limited Partners                                $(3,329,929)     $ (7,709,056)
                                                                               =============================

  Net loss:
    Net loss                                                                   $(3,329,477)     $(10,098,623)
    Applicable to interests of General Partners of subsidiary partnerships          34,088           (78,714)
                                                                               -----------------------------
                                                                                (3,363,565)      (10,019,909)
    Applicable to 1% General Partnership interest of BCLP                          (33,636)         (100,198)
                                                                               -----------------------------
    Applicable to interests of Limited Partners                                $(3,329,929)     $ (9,919,711)
                                                                               =============================

Denominator for loss per unit - weighted average units                           2,703,664         2,703,664
                                                                               =============================

Loss per unit before extraordinary charge                                      $     (1.23)     $      (2.85)
                                                                               =============================
Net loss per unit                                                              $     (1.23)     $      (3.67)
                                                                               =============================



                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership II

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership II (formerly Boston Celtics Limited Partnership) and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership II and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                       /s/ Ernst & Young LLP
                                       ---------------------

Boston, Massachusetts
August 29, 2000


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                         Consolidated Balance Sheets


                                                                           June 30,        June 30,
                                                                             2000            1999
                                                                           --------        --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $ 3,389,400     $ 2,597,546
  Other short-term investments                                             83,100,000      83,200,000
  Due from related parties                                                      6,323       2,049,516
  Prepaid expenses and other current assets                                   522,005         217,162
                                                                          ---------------------------
TOTAL CURRENT ASSETS                                                       87,017,728      88,064,224

PROPERTY AND EQUIPMENT, net                                                    11,734          14,422
OTHER ASSETS                                                                1,053,843       1,214,314
                                                                          ---------------------------
                                                                          $88,083,305     $89,292,960
                                                                          ---------------------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   607,654     $    99,488
  Federal and state income taxes payable                                      877,350         751,204
  Notes payable to bank - current portion                                  10,000,000       2,500,000
                                                                          ---------------------------
TOTAL CURRENT LIABILITIES                                                  11,485,004       3,350,692

DEFERRED FEDERAL AND STATE INCOME TAXES                                     9,710,875       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                                 50,000,000      50,000,000
SUBORDINATED DEBENTURES                                                    33,789,695      33,384,771
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                                 29,437,209      33,790,372

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000 units of limited partnership interest, issued and outstanding 2,703,664 units
  Boston Celtics Limited Partnership II -
    General Partner                                                            79,705         133,234
    Limited Partners                                                      (47,327,926)    (41,941,856)
                                                                          ---------------------------
                                                                          (47,248,221)    (41,808,622)
  Celtics Limited Partnership - General Partner                               266,789         223,298
  Boston Celtics Communications Limited Partnership - General Partner         641,954         641,574
                                                                          ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                         (46,339,478)    (40,943,750)
                                                                          ---------------------------
                                                                          $88,083,305     $89,292,960
                                                                          ===========================


See notes to consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Operations


                                                                     For the Year Ended
                                                        --------------------------------------------
                                                         June 30,        June 30,         June 30,
                                                           2000            1999             1998
                                                         --------        --------         --------

Revenues:
  Basketball regular season -
    Ticket sales                                                                         $39,107,960
    Television and radio broadcast rights fees                                            28,002,469

    Other, principally promotional advertising                                             8,569,485
  Equity in net income (loss) of Celtics Basketball
   Holdings, L.P.                                       $ 4,353,162     $  (204,960)
                                                        --------------------------------------------
                                                          4,353,162        (204,960)      75,679,914
                                                        --------------------------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                                                  40,401,643
    Game                                                                                   2,820,107
  General and administrative                              1,645,329       1,536,555       13,464,566
  Selling and promotional                                                                  4,819,478
  Depreciation                                                                               208,162
  Amortization of NBA franchise and other
   intangible assets                                         47,114          47,114          165,035
                                                        --------------------------------------------
                                                          1,692,443       1,583,669       61,878,991
                                                        --------------------------------------------
                                                          2,660,719      (1,788,629)      13,800,923
Interest expense                                         (7,151,884)     (6,649,201)      (6,017,737)
Interest income                                           5,270,020       4,498,452        6,402,366
Net realized gains (losses) on disposition of
 marketable securities                                                        6,020          (18,235)
                                                        --------------------------------------------
Income (loss) before income taxes and
 extraordinary charge                                       778,855      (3,933,358)      14,167,317
Provision for income taxes                                1,800,000       1,600,000        1,900,000
                                                        --------------------------------------------
Income (loss) before extraordinary charge                (1,021,145)     (5,533,358)      12,267,317
Extraordinary charge for early retirement of
 notes payable                                                            2,255,540
                                                        --------------------------------------------
Net income (loss)                                        (1,021,145)     (7,788,898)      12,267,317
Net income (loss) applicable to interests of
 General Partners                                            34,088         (78,714)         306,216
                                                        --------------------------------------------
Net income (loss) applicable to interests of
 Limited Partners                                       $(1,055,233)    $(7,710,184)     $11,961,101
                                                        ============================================

Per unit:
  Income before extraordinary charge-basic                                               $      2.45
  Income before extraordinary charge-diluted                                             $      2.17
  Net income-basic                                                                       $      2.45
  Net income-diluted                                                                     $      2.17

Distributions declared                                                                   $      2.00


See notes to consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)


                                                                                Limited Partners
                                                                            ----------------------------
                                                             Total            Units           Amount
                                                             -----            -----           ------

BALANCE AT JUNE 30, 1997                                  $ (7,790,091)     $5,346,164     $ (8,527,928)
Net income for the year ended June 30, 1998                 12,267,317                       11,961,101
Exercise of options to purchase units of Partnership
 interest                                                    5,156,250         250,000        5,156,250
Distributions:
  Subordinated Debentures to unitholders                   (32,984,700)                     (32,984,700)
  Cash to unitholders - $2.00 per unit                      (8,104,186)                      (8,049,828)
  Cash by Celtics Limited Partnership to Boston
   Celtics Corporation (General Partner's Share)              (105,000)
  Investment in Celtics Basketball Holdings by
   Celtics Limited Partnership to Boston Celtics
   Corporation                                                 319,513
  Investment in Castle Creek Partners, G.P.
   to Celtics, Inc.                                            (83,682)
  Units of interest in Castle Creek Partners, L.P. to
   unitholders pursuant to Reorganization and
   cancellation of related units                           (12,342,790)     (2,892,500)     (12,342,790)
Contribution from BCLP Merger, Inc.                                100                              100
Assumption of deferred tax liability by Castle
 Creek Partners, L.P.                                       10,389,125                       10,389,125
Purchase of units for the treasury                              (7,147)
Unrealized gain on marketable securities                        69,569                           68,874
                                                          ---------------------------------------------
BALANCE AT JUNE 30, 1998                                   (33,215,722)      2,703,664      (34,329,796)
Net income (loss) for the year ended June 30, 1999          (7,788,898)                      (7,710,184)
Cash distribution from Castle Creek Partners, L.P.             103,430                          103,430
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                                     (37,200)
Unrealized loss on marketable securities                        (5,360)                          (5,306)
                                                          ---------------------------------------------
BALANCE AT JUNE 30, 1999                                   (40,943,750)      2,703,664      (41,941,856)
Net income (loss) for the year ended June 30, 2000          (1,021,145)                      (1,055,233)
Distribution of receivable to Boston Celtics Limited
 Partnership                                                (4,330,837)                      (4,330,837)
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc. (General
 Partner's share)                                              (43,746)
                                                          ---------------------------------------------
BALANCE AT JUNE 30, 2000                                  $(46,339,478)      2,703,664     $(47,327,926)
                                                          =============================================


See notes to consolidated financial statements.



                                                                              General Partners' Interests
                                                          -------------------------------------------------------------------
                                                                                                               Boston Celtics
                                                                        Boston Celtics                         Communications
                                                                           Limited         Celtics Limited        Limited
                                                            Total       Partnership II       Partnership        Partnership
                                                            -----       --------------     ---------------     --------------

BALANCE AT JUNE 30, 1997                                  $ 737,837        $226,817           $(129,866)          $640,886
Net income for the year ended June 30, 1998                 306,216         120,820             185,054                342
Exercise of options to purchase units of Partnership
 interest
Distributions:
  Subordinated Debentures to unitholders
  Cash to unitholders - $2.00 per unit                      (54,358)        (54,358)
  Cash by Celtics Limited Partnership to Boston
   Celtics Corporation (General Partner's Share)           (105,000)                           (105,000)
  Investment in Celtics Basketball Holdings by
   Celtics Limited Partnership to Boston Celtics
   Corporation                                              319,513                             319,513
  Investment in Castle Creek Partners, G.P. to
   Celtics, Inc.                                            (83,682)        (83,682)
  Units of interest in Castle Creek Partners, L.P. to
   unitholders pursuant to Reorganization and
   cancellation of related units
Contribution from BCLP Merger, Inc.
Assumption of deferred tax liability by Castle
 Creek Partners, L.P.
Purchase of units for the treasury                           (7,147)                             (7,147)
Unrealized gain on marketable securities                        695             695
                                                          ----------------------------------------------------------------
BALANCE AT JUNE 30, 1998                                  1,114,074         210,292             262,554            641,228
Net income (loss) for the year ended June 30, 1999          (78,714)        (77,004)             (2,056)               346
Cash distribution from Castle Creek Partners, L.P.
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                                  (37,200)                            (37,200)
Unrealized loss on marketable securities                        (54)            (54)
                                                          ----------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                    998,106         133,234             223,298            641,574
Net income (loss) for the year ended June 30, 2000           34,088          (9,783)             43,491                380
Distribution of receivable to Boston Celtics
 Limited Partnership
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc. (General
 Partner's share)                                           (43,746)        (43,746)
                                                          ----------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                  $ 988,448        $ 79,705           $ 266,789           $641,954
                                                          ================================================================



                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                                                    For the Year Ended
                                                                     -----------------------------------------------
                                                                        June 30,         June 30,         June 30,
                                                                         2000             1999             1998
                                                                        --------         --------         --------

CASH FLOWS FROM (USED IN) OPERATING
 ACTIVITIES
  Receipts:
    Basketball regular season receipts:
      Ticket sales                                                                                     $  40,147,616
      Television and radio broadcast rights fees                                                          26,195,503
      Other, principally promotional advertising                                                           9,068,435
                                                                                                       -------------
                                                                                                          75,411,554
  Costs and expenses:
    Basketball regular season expenditures:
      Team expenses                                                                                       37,476,899
      Game expenses                                                                                        2,706,673
    General and administrative expenses                              $   3,336,752    $   4,243,587       13,442,475
    Selling and promotional expenses                                                                       4,974,501
                                                                     -----------------------------------------------
                                                                         3,336,752        4,243,587       58,600,548
                                                                     -----------------------------------------------
                                                                        (3,336,752)      (4,243,587)      16,811,006
  Interest expense                                                      (6,746,681)      (6,432,925)      (4,484,886)
  Interest income                                                        4,970,912        4,839,294        6,459,967
  Income taxes paid                                                     (1,673,854)      (1,582,595)        (733,306)
  Payment of deferred compensation                                                                        (1,751,746)
                                                                     -----------------------------------------------
      NET CASH FLOWS FROM (USED IN) OPERATING
       ACTIVITIES                                                       (6,786,375)      (7,419,813)      16,301,035

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                                                                (41,399,070)
    Short-term investments                                            (648,600,000)    (437,446,570)    (747,722,322)
  Proceeds from sales of:
    Marketable securities                                                                 1,000,000       59,895,502
    Short-term investments                                             648,700,000      434,727,039      697,787,584
  Payment of due to related parties                                                      (3,036,184)
  Capital expenditures                                                      (7,688)                         (384,921)
  Other receipts (expenditures)                                             20,778           12,967         (116,172)
                                                                     -----------------------------------------------
      NET CASH FLOWS FROM (USED IN) INVESTING
       ACTIVITIES                                                          113,090       (4,742,748)     (31,939,399)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                      $   7,500,000    $  23,500,000    $  80,000,000
  Payment of bank borrowings                                                             (1,000,000)     (50,000,000)
  Payment of notes payable                                                              (19,794,320)
  Purchase of Boston Celtics Limited Partnership units                                                        (7,147)
  Proceeds from exercise of options to purchase limited
   partnership units                                                                                       2,125,000
  Cash distributions:
    From Celtics Basketball Holdings, L.P.                                                3,682,811
    From Castle Creek Partners, L.P.                                                        103,430
    To Celtics Basketball, L.P. from Celtics Limited
     Partnership                                                                                          (6,536,134)
    To limited partners of Boston Celtics Limited Partnership                                             (8,068,908)
    To General Partners                                                    (34,861)                         (105,000)
                                                                     -----------------------------------------------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                               7,465,139        6,491,921       17,407,811
                                                                     -----------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                               791,854       (5,670,640)       1,769,447
Cash and cash equivalents at beginning of year                           2,597,546        8,268,186        6,498,739
                                                                     -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   3,389,400    $   2,597,546    $   8,268,186
                                                                     ===============================================


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on Subordinated
   Debentures                                                        $     404,923    $     400,071
  Distribution of amount due from related party to Boston
   Celtics Limited Partnership                                       $   4,330,837
  Accrued distribution to BCLP II GP, Inc.                           $       8,885
  Contribution of net capital deficiency of Celtics Limited
   Partnership to Celtics Basketball L.P. in exchange for
   limited partnership interest in Celtics Basketball L.P.                                             $  31,631,779
  Contribution of short-term investments to Castle Creek
   Partners, L.P. in exchange for units of limited partnership
   interest in Castle Creek Partners, L.P.                                                             $  43,617,669
  Contribution payable to Castle Creek Partners, G.P., Inc. in
   exchange for investment in Castle Creek Partners, G.P., Inc.                                        $     440,583
  Contribution of limited partnership interest in Celtics
   Basketball L.P. and investment asset to Celtics Basketball
   Holdings L.P. in exchange for limited partnership interest in
   Celtics Basketball Holdings L.P.                                                                    $  38,241,796
  Distribution by Celtics Limited Partnership of investment in
   Celtics Basketball Holdings to Boston Celtics Corporation                                           $     319,513
  Distribution of investment in Celtics Basketball Holdings to
   Castle Creek Partners, L.P. in exchange for units of limited
   partnership interest in Castle Creek Partners, L.P.                                                 $  31,315,462
  Distribution of investment in Celtics Basketball Holdings to
   Castle Creek Partners, G.P., Inc. in exchange for units of limited partnership interest in Castle Creek Partners, G.P.,
   Inc.                                                                                                $     316,318
  Distribution of investment in Castle Creek Partners, G.P., Inc.
   to Celtics, Inc.                                                                                    $      83,682
  Distribution of units of partnership interest in Castle Creek
   Partners, L.P. to unitholders and subsequent cancellation of
   related Boston Celtics Limited Partnership II units                                                 $  12,342,790
  Assumption of deferred tax liability by Castle Creek Partners,
   L.P.                                                                                                $  10,389,125
  Distribution of Subordinated Debentures to unitholders                                               $  32,984,700


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

Financial Instruments: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement will require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Partnership's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

In September 1999, in order to fix the interest rate on the debt described in Note F, BCLP II entered into an interest rate cap agreement with a notional amount of $50,000,0000, expiring in October 2000. The fixed interest rate on this contract is 6.49%. The interest rate differential is recognized as an adjustment to interest expense.

The carrying value of financial instruments such as cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

The interest rate swap agreement has a fair value of approximately $32,000 at June 30, 2000 based upon a quote from the issuer, which represents the estimated amount that the Partnership would pay if the agreement was terminated.

Basketball Operations: The Boston Celtics generally record its revenues, principally ticket sales and television and radio broadcasting fees, at the time the game to which such proceeds relate is played. Team expenses, principally player and coaches salaries, related fringe benefits and insurance, and game and playoff expenses, principally National Basketball Association attendance assessments and travel, are recorded as expense on the same basis. Accordingly, advance ticket sales and payments on television and radio broadcasting contracts and payments for team and game expenses not earned or incurred are recorded by the Boston Celtics as deferred revenues and deferred expenses, respectively, and amortized ratably as regular season games are played. General and administrative and selling and promotional expenses are charged to operations as incurred.

Stock Options: The Partnership accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Partnership has adopted the disclosure provisions only of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). The adoption of Statement 123 did not have a material impact on the Partnership's financial statements.

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

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the fiscal year ended June 30, 1999. The Partnership's comprehensive income is comprised of net income (loss) and unrealized gains and losses on marketable securities held as available-for-sale investments.
Comprehensive income (loss) of approximately ($1,021,000), ($7,794,000) and $12,337,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, was not significantly different from reported net income
(loss).

Note C - Reorganization

In connection with the Reorganization, unitholders were given an option of exchanging their units of interest in BCLP II for units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership formed in connection with the Reorganization, on a 100-for-one basis. The Partnership then contributed to Castle Creek the percentage of its net assets, subject to certain adjustments, corresponding to the percentage of unitholders that elected to receive Castle Creek interests (the "Proportionate Election"). The Partnership's net assets consisted primarily of investment assets and, through a subsidiary, the assets of the Boston Celtics. In exchange for the contribution of assets to Castle Creek, the Partnership received limited partnership interests in Castle Creek, which they subsequently distributed to BCLP II unitholders electing to receive Castle Creek interests in the Reorganization.

In anticipation of the contribution of assets to Castle Creek, the Partnership contributed $41,022,067 of investment assets to Castle Creek in May 1998 based on an estimate of the Proportionate Election. When the Reorganization election was complete on June 30, 1998 and the Proportionate Election was finalized at 51.68719%, it was determined that the Partnership needed to contribute an additional $3,036,184 of assets to Castle Creek to reflect the Proportionate Election. This amount was paid to Castle Creek in July 1998.

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

Summary balance sheet and statement of operations data for Celtics Basketball Holdings is as follows (amounts in thousands):


                                                    June 30,
                                               -------------------
                                                2000        1999
                                                ----        ----

Current assets                                 $21,378     $ 5,241
Current liabilities                             34,961      25,905
Total assets                                    31,111      14,264
Notes payable to bank - noncurrent portion      50,000      50,000
Deferred compensation - noncurrent portion       6,370       7,626
Other noncurrent liabilities                       708         672
Partners' capital (deficit)                    (60,928)    (69,939)



                                                       Year Ended
                                             ------------------------------
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------

Total revenues                                  $81,249          $43,052
Total costs and expenses                        (69,390)         (41,458)
Interest and other income (expense), net         (2,848)          (2,018)
                                                ------------------------
Net income (loss)                               $ 9,011          $  (424)
                                                ========================


Note E - Marketable Securities and Other Short-Term Investments

The Partnership held no marketable securities at June 30, 2000. There were no realized gains or losses from marketable securities in the fiscal year ended June 30, 2000. Gross realized gains from available-for-sale U.S. government securities amounted to $6,020 in the fiscal year ended June 30, 1999.

Other short-term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no realized or unrealized gains or losses in any of these investments in the fiscal years ended June 30, 2000 and 1999.

Note F - Notes Payable

In 1995, the Partnership issued two notes in exchange for 668,144 limited partnership units. The two notes payable had an aggregate initial face amount of $14,365,096, equal to $21.50 per unit for each unit acquired. The two notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid pursuant to the terms of the notes were to be increased by specified amounts on each July 1 during their term. If the unitholder held the two notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes accrued interest payable quarterly at the rate of 7.76% per annum. On September 30, 1998, the notes payable had an aggregate balance, including scheduled increases, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 ($0.82 per unit) related to early retirement of notes payable. Interest of $343,000 and $2,403,000 related to these notes was charged to operations in 1999 and 1998, respectively.

On May 20, 1998, the Partnership entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (7.54% at June 30, 2000). On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, the Partnership borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. As of June 30, 2000, $60,000,000 was outstanding under the revolving credit agreement, $10,000,000 of which is payable on September 30, 2000 and $50,000,000 of which is payable upon maturity of the agreement.

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

Interest charged to operations in connection with borrowings under the revolving credit agreement amounted to $3,503,000, $2,662,000, and $3,212,000 in the years ended June 30, 2000, 1999 and 1998, respectively.

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

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $33,789,695 at June 30, 2000.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirements of the Subordinated Debentures.

Interest charged to operations in connection with the Subordinated Debentures, including amortization of the original issue discount, amounted to $3,649,000 and $3,644,000 in the fiscal years ended June 30, 2000 and 1999, respectively.

Note H - Related Party Transactions

Boston Celtics Corporation, the general partner of CLP and Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $935,000 and $750,000 were charged to Celtics
Basketball's operations in the years ended June 30, 2000 and 1999, respectively, and management fees of $1,577,000 were charged to BCLP II's operations during the year ended June 30, 1998.

Note I - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and certain directors or former directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

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

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games
(including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics
Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games in the 1998-99 regular season. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. These leases were assigned to Celtics Basketball by CLP effective June 30, 1998 pursuant to the Reorganization. Rent expense charged to operations during the year ended June 30, 1998 amounted to $410,000. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2005-06 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions.

Note J - Options to Acquire Units of Partnership Interest

In November 1997, one of the Partnership's option holders exercised his Unit Appreciation Rights with respect to his 30,000 options, and in June 1998, the remaining option holder exercised his 250,000 options, resulting in proceeds to the Partnership of $2,125,000. As a result, there are no outstanding options to purchase units of partnership interest. The compensation element of the options consisted of income of $805,000 in the year ended June 30, 1998.

Note K - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $44,000, $41,000 and $232,000 during the years ended June 30, 2000, 1999 and 1998, respectively. In addition, costs of these plans charged to Celtics Basketball amounted to $144,000 and $159,000 in the years ended June 30, 2000 and 1999.

Note L - Cash Flows

Reconciliations of net income (loss) to net cash flows from (used in) operating activities are as follows:


                                                                               Year Ended June 30,
                                                                   -------------------------------------------
                                                                       2000            1999            1998
                                                                       ----            ----            ----

Net income (loss)                                                  $(1,021,145)    $(7,788,898)    $12,267,317
Items not affecting cash flows from (used in) operating
 activities:
  Depreciation                                                                                         208,162
  Amortization                                                          47,114          47,114         165,035
  Increase in note issued on redemption of Partnership interest                                      1,129,163
  Extraordinary charge for early retirement of notes payable                         2,255,540
  Amortization of original issue discount on Subordinated
   Debentures                                                          404,923         400,071
  Net realized gains (losses) on disposition of marketable
   securities and other short-term investments                                          (6,020)         18,235
  Equity in net (income) loss of Celtics Basketball Holdings, L.P.  (4,353,162)        204,960
  Changes in:
    Accrued interest receivable                                       (303,197)        316,384         140,330
    Accounts receivable                                             (2,280,838)     (1,836,775)         43,331
    Notes receivable                                                                                    85,772
    Accounts payable and accrued expenses                              719,930      (1,012,189)     11,426,790
    Deferred compensation                                                                           (1,628,938)
    Deferred revenues                                                                                  899,490
    Other non-current liabilities                                                                   (9,270,000)
  Other                                                                                                816,348
                                                                   -------------------------------------------
Net cash flows from (used in) operating activities                 $(6,786,375)    $(7,419,813)    $16,301,035
                                                                   ===========================================


Note M - Quarterly Results (Unaudited)

A summary of operating results, net income (loss) per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the fiscal years ended June 30, 2000 and 1999 is set forth below (000's omitted, except for per unit amounts):


                                                                     Quarter Ended
                                                ------------------------------------------------------
                                                September 30,    December 31,    March 31,    June 30,
                                                     1999            1999           2000        2000        Total
                                                -------------    ------------    ---------    --------      -----

Year Ended June 30, 2000:
Net income (loss)                                  $(2,650)        $  (220)       $2,440       $(591)     $(1,021)
Net income (loss) applicable to Limited
 Partners                                           (2,610)           (232)        2,380        (593)      (1,055)


                                                                     Quarter Ended
                                                ------------------------------------------------------
                                                September 30,    December 31,    March 31,    June 30,
                                                     1998            1998           1999        1999        Total
                                                -------------    ------------    ---------    --------      -----

Year Ended June 30, 1999:
Income (loss) before extraordinary charge          $(2,524)        $(4,594)       $1,929       $(344)     $(5,533)
Extraordinary charge for early retirement of
 notes payable                                      (2,256)                                                (2,256)
Net income (loss)                                   (4,780)         (4,594)        1,929        (344)      (7,789)
Net income (loss) applicable to Limited
 Partners                                           (4,721)         (4,517)        1,876        (348)      (7,710)


Note N - Income Taxes

Components of deferred tax liabilities and assets at June 30 are as follows (000's omitted):


                                                                                   June 30
                                                                       --------------------------------
                                                                         2000        1999        1998
                                                                         ----        ----        ----

Deferred tax liabilities:
  Financial basis in excess of tax basis of assets related to
   restructuring of BCCLP completed in 1996                            $ 20,100    $ 20,100    $ 20,100
  Less amount assumed by Castle Creek Partners, L.P. as a result of
   indemnities in the Merger Agreement of the Reorganization            (10,389)    (10,389)    (10,389)
                                                                       --------------------------------
Total deferred tax liabilities                                         $  9,711    $  9,711    $  9,711
                                                                       ================================


The deferred tax liabilities at June 30, 2000, 1999 and 1998 represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), and relate to Holdings or subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP").

At June 30, 2000, the tax bases of the assets and liabilities of BCLP II and its subsidiaries exceeded their financial statement bases by approximately $90,732,000, consisting primarily of a step-up in basis in connection with Unit redemptions ($60,049,000), difference between tax and financial statement basis of the investment in Celtics Basketball Holdings ($29,003,000), intangible assets ($990,000) and original issue discount on the Subordinated Debentures ($690,000). No deferred tax asset has been provided for these differences because BCLP II and its subsidiary partnerships are not subject to income taxes.

The provision for income taxes included in the consolidated statements of operations consists of the following (000's omitted):


                                    2000       1999       1998
                                    ----       ----       ----

      Current:
        Federal                    $1,369     $1,200     $1,460
        State                         431        400        440
                                   ----------------------------
                                   $1,800     $1,600     $1,900
                                   ============================


A reconciliation of the statutory federal income tax rate applied to reported pre-tax earnings of CII, CCC, Holdings and BCCLP ($4,027,000 in 2000, $3,553,000 in 1999 and $4,240,000 in 1998) to the effective tax rate of the provision is:


                                                         2000     1999     1998
                                                         ----     ----     ----

      Statutory federal income tax rate                  34.0%    34.0%    34.0%
      State income taxes, net of federal tax benefit      6.2      6.2      6.2
      Other                                               4.5      4.8      4.6
                                                         ----------------------
      Effective tax rate                                 44.7%    45.0%    44.8%
                                                         ======================


Note O - Net Income Per Unit

The following table sets forth the computation of basic and diluted earnings per unit for the year ended June 30, 1998:


Numerator for basic and diluted earnings per unit:
  Income before extraordinary charge:
    Income before extraordinary charge before interests of General Partners    $12,267,317
    Applicable to interests of General Partners of subsidiary partnerships         185,397
                                                                               -----------
                                                                                12,081,920
    Applicable to 1% General Partnership interest of BCLP II                       120,819
                                                                               -----------
    Applicable to interests of Limited Partners                                $11,961,101
                                                                               ===========

  Net income:
    Net income before interests of General Partners                            $12,267,317
    Applicable to interests of General Partners of subsidiary partnerships         185,397
                                                                               -----------
                                                                                12,081,920
    Applicable to 1% General Partnership interest of BCLP II                       120,819
                                                                               -----------
    Applicable to interests of Limited Partners                                $11,961,101
                                                                               ===========

Denominator:
  Denominator for basic earnings per unit - weighted average units               4,881,826
    Effect of dilutive securities:
      Options to purchase units of Partnership interest                            147,762
      Restricted stock                                                             484,886
                                                                               -----------
  Denominator for diluted earnings per unit                                      5,514,474
                                                                               ===========

Income per unit before extraordinary charge - basic                            $      2.45
                                                                               ===========
Income per unit before extraordinary charge - diluted                          $      2.17
                                                                               ===========
Net income per unit - basic                                                    $      2.45
                                                                               ===========
Net income per unit - diluted                                                  $      2.17
                                                                               ===========



                       Report of Independent Auditors

To the General Partner
Celtics Basketball Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Celtics Basketball Holdings, L.P. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtics Basketball Holdings, L.P. and Subsidiary at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                       /s/ Ernst & Young LLP
                                       ---------------------

Boston, Massachusetts
August 29, 2000


                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                         Consolidated Balance Sheets


                                                                  June 30,        June 30,
                                                                    2000            1999
                                                                  --------        --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $ 14,941,632    $  3,274,513
  Accounts receivable                                              5,799,898       1,445,063
  Prepaid expenses and other current assets                          636,551         521,058
                                                                ----------------------------
TOTAL CURRENT ASSETS                                              21,378,081       5,240,634

PROPERTY AND EQUIPMENT, net                                        1,144,785       1,347,715
NATIONAL BASKETBALL ASSOCIATION FRANCHISE,
 net of amortization of $2,622,078 in 2000 and $2,467,839 in
 1999                                                              3,547,503       3,701,742
INVESTMENT IN NBA MEDIA VENTURES, LLC                              4,263,420       3,154,057
OTHER ASSETS                                                         776,815         819,641
                                                                ----------------------------
                                                                $ 31,110,604    $ 14,263,789
                                                                ============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $ 24,478,303    $ 14,141,822
  Deferred game revenues                                           9,204,607      10,415,589
  Deferred compensation - current portion                          1,278,410       1,347,616
                                                                ----------------------------
TOTAL CURRENT LIABILITIES                                         34,961,320      25,905,027

NOTES PAYABLE TO BANK                                             50,000,000      50,000,000
DEFERRED COMPENSATION - noncurrent portion                         6,369,646       7,625,674
OTHER NON-CURRENT LIABILITIES                                        708,000         672,000

PARTNERS' CAPITAL (DEFICIT)
  Celtics Basketball Holdings, L.P. -
    General Partner                                                    1,008             918
    Celtics Pride GP - Limited Partner                           (29,437,209)    (33,790,372)
    Castle Creek Partners, L.P. - Limited Partner                (31,493,235)    (36,150,442)
                                                                ----------------------------
                                                                 (60,929,436)    (69,939,896)
  Celtics Basketball, L.P. - General Partner                           1,074             984
                                                                ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                (60,928,362)    (69,938,912)
                                                                ----------------------------
                                                                $ 31,110,604    $ 14,263,789
                                                                ============================



See notes to consolidated financial statements.


                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                    Consolidated Statements of Operations


                                                                     For the Year Ended
                                                                 --------------------------
                                                                   June 30,       June 30,
                                                                     2000           1999
                                                                   --------       --------

Revenues:
  Basketball regular season -
    Ticket sales                                                 $39,393,990    $23,283,661
    Television and radio broadcast rights fees                    34,229,293     14,626,632
    Other, principally promotional advertising                     7,625,721      5,142,031
                                                                 --------------------------
                                                                  81,249,004     43,052,324
                                                                 --------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                          56,664,039     30,171,482
    Game                                                           2,673,269      1,526,202
  General and administrative                                       5,119,684      5,002,103
  Selling and promotional                                          4,427,810      4,328,740
  Depreciation                                                       347,471        271,796
  Amortization of NBA franchise and other intangible assets          157,727        157,727
                                                                 --------------------------
                                                                  69,390,000     41,458,050
                                                                 --------------------------
                                                                  11,859,004      1,594,274
Interest expense                                                  (3,393,910)    (3,583,980)
Interest income                                                      545,456        628,434
Other income                                                                        937,017
                                                                 --------------------------

Net income (loss)                                                  9,010,550       (424,255)
Net income (loss) applicable to interests of General Partners            180            (21)
                                                                 --------------------------

Net income (loss) applicable to interests of Limited Partners    $ 9,010,370    $  (424,234)
                                                                 ==========================


See notes to consolidated financial statements.


                      CELTICS BASKETBALL HOLDINGS, L.P.

                               and Subsidiary
           Consolidated Statements of Partners' Capital (Deficit)


                                                                                  Limited Partners
                                                                ---------------------------------------------------
                                                                                                     Castle Creek
                                                  Total             Total        Celtics Pride GP    Partners, L.P.
                                                  -----             -----        ----------------    --------------

BALANCE AT JUNE 30, 1998                       $(61,814,657)    $(61,816,657)     $(29,865,364)      $(31,951,293)
Net loss for the year ended June 30, 1999          (424,255)        (424,234)         (204,960)          (219,274)
Distributions to partners                        (7,700,000)      (7,699,923)       (3,720,048)        (3,979,875)
                                               ------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                        (69,938,912)     (69,940,814)      (33,790,372)       (36,150,442)
Net income for the year ended June 30, 2000       9,010,550        9,010,370         4,353,163          4,657,207
                                               ------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                       $(60,928,362)    $(60,930,444)     $(29,437,209)      $(31,493,235)
                                               ==================================================================


See notes to consolidated financial statements.

<CAPTION

                                                             General Partners
                                               --------------------------------------------
                                                            Celtics
                                                           Basketball           Celtics
                                               Total     Holdings, L.P.    Basketball, L.P.
                                               -----     --------------    ----------------

BALANCE AT JUNE 30, 1998                       $2,000        $1,000             $1,000
Net loss for the year ended June 30, 1999         (21)           (5)               (16)
Distributions to partners                         (77)          (77)
                                               ---------------------------------------
BALANCE AT JUNE 30, 1999                        1,902           918                984
Net income for the year ended June 30, 2000       180            90                 90
                                               ---------------------------------------
BALANCE AT JUNE 30, 2000                       $2,082        $1,008             $1,074
                                               =======================================


                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                    Consolidated Statements of Cash Flows


                                                      For the Year Ended
                                                      --------------------------
                                                        June 30,       June 30,
                                                          2000           1999
                                                        --------       --------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                      $37,851,382    $30,865,500
    Television and radio broadcast rights fees         28,073,853     21,074,883
    Other, principally promotional advertising          8,308,425      5,623,785
                                                      --------------------------
                                                       74,233,660     57,564,168
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                      46,886,860     35,609,280
    Game expenses                                       2,672,159      1,524,846
  General and administrative expenses                   5,048,493      6,081,954
  Selling and promotional expenses                      4,059,498      3,533,091
                                                      --------------------------
                                                       58,667,010     46,749,171
                                                      --------------------------
                                                       15,566,650     10,814,997
Interest expense                                       (3,293,740)    (2,637,022)
Interest income                                           515,456        601,538
Ticket refunds paid                                                   (9,290,577)
Payment of deferred compensation                       (1,286,370)    (1,517,774)
                                                      --------------------------
  NET CASH FLOWS FROM (USED IN) OPERATING
   ACTIVITIES                                          11,501,996     (2,028,838)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of note receivable                                7,850,000
  Capital expenditures                                   (144,541)      (556,852)
  Other receipts (expenditures)                           309,664       (827,931)
                                                      --------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                  165,123      6,465,217

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from bank borrowings                         7,000,000      3,000,000
  Payment of bank borrowings                           (7,000,000)    (3,000,000)
  Cash distribution to Boston Celtics Corporation                            (77)
  Cash distribution to Castle Creek Partners, L.P.                    (3,979,875)
  Cash distribution to Celtics Pride G.P.                             (3,720,048)
  Cash contributions from General Partner                                  1,800
                                                      --------------------------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                    --     (7,698,200)
                                                      --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           11,667,119     (3,261,821)
Cash and cash equivalents at beginning of year          3,274,513      6,536,334
                                                      --------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $14,941,632    $ 3,274,513
                                                      ==========================


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

Accounting for Derivatives and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Partnership's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

Note C - Notes Receivable

On March 18, 1999, a convertible note due from an unrelated company was redeemed for cash in the amount of $7,850,000. The balance of the note on that date, including accrued interest, was $6,912,983. The $937,017 gain on the note was classified as other income in the consolidated statements of operations.

Note D - Property and Equipment

Property and equipment are summarized as follows:


                                              June 30,
                                      -------------------------
                                         2000           1999
                                         ----           ----

Leasehold improvements                $1,445,069     $1,413,357
Furniture, fixtures and equipment      1,220,981      1,108,152
                                      -------------------------
                                       2,666,050      2,521,509
Less accumulated depreciation          1,521,265      1,173,794
                                      -------------------------
Net property and equipment            $1,144,785     $1,347,715
                                      =========================


Note E - Investment in NBA Media Ventures, LLC

Celtics Basketball has a 3.45% interest in NBA Media Ventures, LLC ("NBA Media Ventures"), which is owned equally by the 29 NBA men's member clubs (the "members"). NBA Media Ventures pools all of the fees that its members are entitled to receive under their respective market extension agreements. In addition, NBA Media Ventures is engaged in the sale of nationally syndicated radio broadcast rights of NBA games, licenses direct broadcast satellite services and operates the NBA's retail store. Celtics Basketball's investment in NBA Media Ventures is accounted for on the equity method.

Note F - Deferred Compensation

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:


      Years ending June 30, 2001                    $1,278,000
                            2002                     1,187,000
                            2003                     1,161,000
                            2004                     1,139,000
                            2005                       937,000
                            2006 and thereafter      1,946,000
                                                    ----------
                                                    $7,648,000
                                                    ==========


Note G - Notes Payable

Notes payable to bank represents outstanding borrowings under a $60,000,000 credit facility dated December 15, 1997 between Celtics Basketball and its commercial bank. The credit agreement, which was originally entered into by CLP and contributed to Celtics Basketball on June 30, 1998, consists of a $50,000,000 term loan and a $10,000,000 revolving line of credit. As of June 30, 2000, no borrowings were outstanding against the $10,000,000 revolving line of credit.

Under the terms of the $50,000,000 term loan agreement, interest is payable quarterly in arrears at a fixed annual rate of 6.29% from December 15, 1997 through December 15, 2007. Principal payments are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan.

The $10,000,000 revolving line of credit agreement expires on December 15, 2002, with two automatic one-year extensions cancelable at the option of the commercial bank. Interest on any borrowings under the revolving line of credit accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (7.54% at June 30, 2000).

Interest charged to operations in connection with the term loan and revolving line of credit amounted to $3,294,000 and $3,247,000 in the years ended June 30, 2000 and 1999, respectively.

Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of Celtics Basketball. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Note H - Related Party Transactions

Boston Celtics Corporation, the general partner of CLP, Celtics Basketball Holdings and Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $935,000 and $750,000 were charged to Celtics Basketball's operations in the years ended June 30, 2000 and 1999, respectively.

Note I - Commitments and Contingencies

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

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games
(including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to leave their refunds and interest on deposit for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games in the 1998-99 regular season. Amounts refunded were recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball has employment agreements with officers, coaches and players of the Boston Celtics basketball team. Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Amounts required to be paid under such contracts in effect as of August 25, 2000, including option years but excluding payments due on deferred compensation arrangements as disclosed in Note F - Deferred Compensation, are as follows:


      Years ending June 30, 2001           $55,462,000
                            2002            50,403,000
                            2003            45,088,000
                            2004            31,155,000
                            2005            27,616,000
                            Thereafter       7,600,000



Commitments for the year ended June 30, 2001 include payments due to players under contracts for the 2000-01 season in the amount of $46,987,000.

Celtics Basketball maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on management's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. These leases were assigned to Celtics Basketball by CLP effective June 30, 1998 pursuant to the Reorganization. Rent expense charged to operations amounted to $293,000 and $299,000 in the years ended June 30, 2000 and 1999, respectively. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2005-06 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions. Minimum annual payments, including renewable option periods, required under operating leases are as follows:


      Years ending June 30, 2001           $385,000
                            2002            404,000
                            2003            423,000
                            2004            444,000
                            2005            465,000
                            Thereafter      238,000


Note J - Benefit Plans

Celtics Basketball has a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of these plans charged to operations amounted to $144,000 and $159,000 in the years ended June 30, 2000 and 1999, respectively.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association. Costs of these plans charged to operations amounted to $859,000 and $689,000 in the years ended June 30, 2000 and 1999, respectively.

Note K - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include accrued compensation to players and coaches of $20,221,000 and $12,473,000 at June 30, 2000 and 1999, respectively.

Note L - Cash Flows

Reconciliations of net income (loss) to net cash flows from (used in) operating activities are as follows:


                                                                           Year Ended June 30,
                                                                       --------------------------
                                                                           2000           1999
                                                                           ----           ----

Net income (loss)                                                      $ 9,010,550    $  (424,255)
Items not affecting cash flows from (used in) operating activities:
  Depreciation                                                             347,471        271,796
  Amortization                                                             157,727        157,727
  Net realized gains on disposition of note receivable                                   (937,017)
  Changes in:
    Accounts receivable                                                 (4,354,835)     1,430,183
    Accounts payable and accrued expenses                               10,336,481     (5,324,413)
    Deferred compensation                                               (1,325,234)    (1,545,331)
    Deferred revenues                                                   (1,210,982)     3,931,251
    Other non-current liabilities                                           36,000         72,000
  Other                                                                 (1,495,182)       339,221
                                                                       --------------------------
Net cash flows from (used in) operating activities                     $11,501,996    $(2,028,838)
                                                                       ==========================



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON CELTICS LIMITED PARTNERSHIP

                                       By:  BCLP GP, Inc., General Partner
                                           -------------------------------

Date:  September 15, 2000              By:  /s/ Paul E. Gaston
                                           -------------------
                                           Paul E. Gaston
                                           Chairman of the Board and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title*                          Date
---------                  ------                          ----

/s/ Don F. Gaston          Director                     September 15, 2000
----------------------
Don F. Gaston

/s/ Paula B. Gaston        Director                     September 15, 2000
----------------------
Paula B. Gaston

/s/ John B. Marsh, III     Director                     September 15, 2000
----------------------
John B. Marsh, III

/s/ David A. Splaine       Director                     September 15, 2000
----------------------
David A. Splaine

/s/ Richard G. Pond        Executive Vice President,    September 15, 2000
----------------------     Chief Financial Officer and
Richard G. Pond            Chief Accounting Officer

[FN]
*     Title indicates position with General Partner.