Form 10-K
period 2001-06-30
BOSTON CELTICS LIMITED PARTNERSHIP II /DE/
filed 2001-09-21
CIK 805009

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                          For the fiscal year ended
                                June 30, 2001
                             -------------------

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

The aggregate market value of the 2,025,864 Units held by non-affiliates of Boston Celtics Limited Partnership as of September 7, 2001 was approximately $19,246,000, based on the closing price of the Units on the New York Stock Exchange on that date of $9.50 per Unit, and the aggregate market value of the 2,703,364 Subordinated Debentures held by non-affiliates of Boston Celtics Limited Partnership II as of September 7, 2001 was approximately $31,359,000, based on the closing price of the Subordinated Debentures on the New York Stock Exchange on that date of $11.60 per Debenture.

      As of September 7, 2001, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                        2001 FORM 10-K ANNUAL REPORT
                                    INDEX


                                   PART I

                                                                       Page
                                                                       ----

Items 1.
 and 2.     Business and Properties                                      1

Item 3.     Legal Proceedings                                            7

Item 4.     Submission of Matters to a Vote of Security Holders          8

                                   PART II

Item 5.     Market for Registrant's Common Equity and
            Related Security Holder Matters                              9

Item 6.     Selected Financial Data                                     10

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk                                                 15

Item 8.     Financial Statements and Supplementary Data                 16

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         16

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant          17

Item 11.    Executive Compensation                                      19

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                              21

Item 13.    Certain Relationships and Related Transactions              22

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                         23

Signatures                                                              69


      This document contains the Annual Reports on Form 10-K for the fiscal year ended June 30, 2001 for each of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Boston Celtics Limited Partnership II makes no representation as to information relating to Boston Celtics Limited Partnership or to any other entities affiliated with Boston Celtics Limited Partnership.

                                   PART I
                                   ------

Items 1 and 2.  Business and Properties
--------------  -----------------------

General

      Boston Celtics Limited Partnership ("BCLP" or the "Partnership") is a Delaware limited partnership that was formed in 1998 in connection with a reorganization of Boston Celtics Limited Partnership II ("BCLP II"), also a Delaware limited partnership. The reorganization of BCLP II (the "Reorganization") was completed on June 30, 1998. For a description of the Reorganization, see Note A of the Notes to Consolidated Financial Statements of Boston Celtics Limited Partnership and the Partnership's Form 10-K for the year ended June 30, 2000.

      Subsequent to the Reorganization, BCLP owns a 99% limited partnership interest in BCLP II. In addition, BCLP wholly owns BCCLP Holding Corporation ("Holdings"), which in turn wholly owned Celtics Capital Corporation ("CCC"), which holds investments. BCLP II owns a 99% limited partnership interest in Celtics Limited Partnership ("CLP"), and wholly owns Celtics Investments, Inc. ("CII"). Together, CCC and CLP wholly own Celtics Pride GP. Celtics Pride GP owns a 48.3123% limited partnership interest in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which owns a 99.999% limited partnership interest in Celtics Basketball L.P. ("Celtics Basketball"), which in turn owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). The remaining 51.6867% limited partnership interest in Celtics Basketball Holdings is held by Castle Creek Partners, L.P. ("Castle Creek"). See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek. As a result of its indirect 48.3123% limited partnership interest in Celtics Basketball Holdings, BCLP accounts for its investment in the accounts of the Boston Celtics on the equity method subsequent to the Reorganization.

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

Basketball Operations

      BCLP's most significant operating asset is its indirect investment in Celtics Basketball, which owns and operates the Boston Celtics. The following table summarizes the performance of the Boston Celtics during the past 15 basketball seasons:


             Regular     Regular Season
             Season      Place of Finish
Season       Record        in Division                   Playoff Results
------       -------     ---------------                 ---------------

2000-01       36-46          Fifth          --
1999-00       35-47          Fifth          --
1998-99       19-31          Fifth          --
1997-98       36-46          Sixth          --
1996-97       15-67          Seventh        --
1995-96       33-49          Fifth          --
1994-95       35-47          Third          Lost in First Round of Conference Playoffs
1993-94       32-50          Fifth          --
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

      Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games, the licensing of television, cable network and radio rights, and promotional and novelty revenues. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:


                              Contribution to Revenues
                                   (in thousands)
-------------------------------------------------------------------------------------
Year Ended                       Television, Cable
 June 30,     Ticket Sales(1)       and Radio(2)      Other Sources    Total Revenues
----------    ---------------    -----------------    -------------    --------------

2001              $35,830             $38,450             $8,862           $83,142
2000               39,394              34,229              7,626            81,249
1999(3)            23,284              14,626              5,142            43,052

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

      Effective with the 1995-96 season, all Boston Celtics regular season home games are played in the FleetCenter, an arena located in downtown Boston, with a seating capacity of approximately 19,300. The policy of the Boston Celtics during the last several years has been to limit the number of season tickets so that some tickets are available on a per game basis. During the 2000-01 season, approximately 11,000 season tickets were sold, as compared to 12,000 in the 1999-2000 season and 13,000 in the 1998-99 season.

      Television, Cable and Radio Broadcasting. The Boston Celtics and the NBA license the television and radio broadcast rights to Boston Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company (the "NBC agreement"), and Turner Network Television, Inc., an affiliate of Turner Broadcasting (the "TNT agreement"). Each of the NBA member teams share equally in these license fees. In addition, the Boston Celtics license the right to air all Boston Celtics home and away games to Sportschannel New England Limited Partnership (doing business as Fox Sports Net New England) (the "SNE agreement"), and licensed the rights to broadcast all games on radio under an agreement with

American Radio Systems, Inc., licensee of Radio Station WEEI - 850AM (the "ARS agreement"). The NBC and TNT agreements extend through the 2001-02 season. The SNE agreement extends through the 2002-03 season, with a right to an additional extension by Sportschannel New England Limited Partnership through the 2005-06 season. The ARS agreement expired after the 2000-01 season. In March 2001, Celtics Basketball entered into an agreement with Vulcan Print Media, Inc. (doing business as The Sporting News) to license the right to broadcast all games on radio (the "Sporting News agreement"). The Sporting News agreement extends through the 2005-06 season. There can be no assurance that Celtics Basketball or the NBA as agent for its members, upon expiration of the aforementioned agreements, will be able to enter into new agreements on terms as favorable as those in the current agreements.

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

      The NBC agreement accounted for approximately 20% $(16,297,000), 16% $(13,381,000) and 14% $(6,142,000) of Celtics Basketball's total revenues for the years ended June 30, 2001, 2000 and 1999, respectively, and the SNE agreement accounted for approximately 13% $(10,631,000) and 14% $(11,125,000) of Celtics Basketball's total revenues for the years ended June 30, 2001 and 2000, respectively. The TNT agreement accounted for approximately 10% $(8,578,000) of Celtics Basketball's total revenues for the year ended June 30, 2001. BCLP's 48.3% interest in Celtics Basketball is reflected in its equity in income (loss) of Celtics Basketball Holdings. No other agreement accounted for as much as 10% of BCLP's, BCLP II's or Celtics Basketball's total revenues during any of the years ended June 30, 2001, 2000 and 1999.

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

Basketball Team

      Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 7, 2001:


                                                             Last Season
Name                      Position          Years in NBA    Under Contract
----                      --------          ------------    --------------

Kenny Anderson            Guard                 10              2002-03
Tony Battie               Forward/Center         4              2005-06
Mark Blount               Center                 1              2001-02
Kedrick Brown             Guard/Forward         --              2003-04
Randy Brown               Guard                 10              2002-03
Joseph Forte              Guard                 --              2003-04
Joe Johnson               Guard/Forward         --              2003-04
Walter McCarty            Forward                5              2001-02
Roshown McLeod            Forward                3              2001-02
Milt Palacio              Guard                  2              2001-02
Paul Pierce               Forward                3              2007-08
Vitaly Potapenko          Center                 5              2004-05
Antoine Walker            Forward                5              2004-05
Eric Williams             Forward                6              2003-04


      Compensation expense related to player salaries amounted to $45,878,000 during the 2000-01 season. During the 2001-02 season, the Boston Celtics are contractually required to make salary payments to its players totaling $47,062,000.

      Coaches, General Manager and other Team Personnel. The Head Coach of the Boston Celtics, James O'Brien, was appointed Head Coach in January 2001 after having served as the Associate Coach of the Boston Celtics since May 1997. Mr. O'Brien was previously an assistant coach at the University of Kentucky (1994-1997), the Head Coach at the University of Dayton (1989-1994), and an assistant coach of the New York Knickerbockers (1987-1989), prior to which he held a variety of coaching positions since 1974. Mr. O'Brien is under contract through the end of the 2003-04 season.

      Dick Harter was named Assistant Coach of the Boston Celtics in July 2001. Mr. Harter was previously an assistant coach for the Indiana Pacers of the NBA (1997-2000), an assistant coach for the Portland Trail Blazers of the NBA (1994-1997), an assistant coach for the New York Knickerbockers (1991-
1994), the Head Coach of the Charlotte Hornets of the NBA (1988-1990), an assistant coach for the Indiana Pacers of the NBA (1986-1988) and an assistant coach for the Detroit Pistons of the NBA (1983-1986), prior to which he held several head and assistant coaching positions since 1965. Mr. Harter is under contract through the end of the 2002-03 season.

      Lester Conner has been an Assistant Coach of the Boston Celtics since July 1998. Mr. Conner was previously a scout for the Miami Heat of the NBA
(1997), held several coaching positions since 1995, and played in the NBA from 1982 through 1995. Mr. Conner is under contract through the end of the 2002-03 season.

      John Carroll has been an Assistant Coach of the Boston Celtics since June 1997. Mr. Carroll was previously the Advance Pro Scout for the Orlando Magic of the NBA (1996-1997) and for the Portland Trail Blazers of the NBA (1995-1996), the Head Coach at Duquesne University (1989-1995) and an assistant coach at Seton Hall University (1982-1989). Mr. Carroll is under contract through the end of the 2002-03 season.

      Frank Vogel was named Assistant Coach of the Boston Celtics in July 2001. Mr. Vogel was previously the Head Video Coordinator for the Boston Celtics since May 1997. Mr. Vogel is under contract through the end of the 2002-03 season.

      Shaun Brown has been the Strength and Conditioning Coach of the Boston Celtics since May 1997. Mr. Brown was previously the Strength and Conditioning Coach at the University of Kentucky (1992-1997), the Strength and Conditioning Coach at Providence College (1989-1992) and the Assistant Strength and Conditioning Coach at Rutgers University (1987-1988). Mr. Brown is under contract through the end of the 2002-03 season.

      Chris Wallace has been the General Manager of the Boston Celtics since May 1997. Mr. Wallace was previously the Director of Player Personnel (1996-
1997) and a scout (1992-1996) for the Miami Heat of the NBA, prior to which he worked in various scouting capacities for the Portland Trail Blazers, Denver Nuggets, Los Angeles Clippers and New York Knickerbockers of the NBA. Mr. Wallace is under contract through the end of the 2002-03 season.

      Ed Lacerte is the Head Athletic Trainer and Physical Therapist of the Boston Celtics and has served in that capacity since September 1987. Mr. Lacerte is under contract through the end of the 2002-03 season.

      Compensation expense for coaches, general manager and other Boston Celtics team personnel, including compensation payments to team personnel not under contract, amounted to $7,516,000 during the 2000-01 season. During the 2001-02 season, the Boston Celtics are contractually required to make salary payments to its coaches, general manager and other team personnel totaling $3,635,000.

      Collective Bargaining Agreement.
      --------------------------------

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

      Given the fixed nature of many of its expenses, and given that the Boston Celtics' operating income is almost entirely dependent on revenues generated during the NBA season, the cancellation of 32 regular season games (of which 16 were home games) as a result of the lockout had a material adverse effect on the Partnership's financial condition and its results of operations for the fiscal year ended June 30, 1999. Celtics Basketball estimates that each canceled regular season home game resulted in a loss of ticket revenue of approximately $950,000, which includes refunds paid to season ticket holders as well as an estimate of lost ticket sales. Celtics Basketball's local television and radio broadcast rights agreements provide for the broadcast of a specified number of games at specified rights fees per game. In addition, the NBA, as agent for its members, licenses the national and international broadcast of games, and each of the NBA member teams shares equally in these license fees. Celtics Basketball estimates that each canceled regular season game resulted in a loss of television and radio broadcast rights fees of approximately $314,000. Celtics Basketball was only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season, and, as a result, estimates that each canceled regular season game resulted in a reduction in player salaries of $370,000.

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

      Under the terms of the New Collective Bargaining Agreement, the 2001-02 NBA season will be the first in which a luxury tax and escrow system with respect to player salaries will be in effect. Based on current information available, management of the Partnership does not believe that the luxury tax and escrow system will have a material adverse effect on its financial position or results of its operations.

      There can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or that Celtics Basketball will not, notwithstanding the New Collective Bargaining Agreement, experience significantly increased player salaries, including the potential impact of the luxury tax and escrow system, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basketball Facilities

      The Boston Celtics play all home games at the FleetCenter located in Boston, Massachusetts. On April 4, 1990, the Boston Celtics entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with New Boston Garden Corporation ("NBGC"), which was amended in certain respects and was assigned to Celtics Basketball in connection with the Reorganization. NBGC, which is not affiliated with the Boston Celtics, developed the FleetCenter, which opened in 1995 and has a seating capacity of approximately 19,300 spectators.

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

      The initial term of the Lease Agreement extended through May 31, 2006. In May 2001, NBGC exercised its option to extend the term of the Lease Agreement for five additional basketball seasons, or through the 2010-11 season (the "Extended Term"). NBGC will be required to make certain payments to Celtics Basketball, based on NBGC's revenues, during the Extended Term.

      Celtics Basketball also leases approximately 16,000 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five-year renewal period. Under the provisions of the Lease Agreement with NBGC, Celtics Basketball is reimbursed for the cost of 10,000 square feet of office space through the Extended Term of the Lease Agreement with NBGC.

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

The NBA

      The NBA is a joint venture, consisting of member teams, each of which operates a professional basketball team in a major city of the United States or Canada. NBA members operate under the rules and regulations established by the NBA Constitution and By-laws. The NBA Constitution prohibits any NBA "owner" (as defined in the NBA Constitution) or person with management authority over an NBA member from (i) directly or indirectly exercising control over any other NBA member, or (ii) holding a direct or indirect financial interest in another NBA member, unless the financial interest does not exceed one percent of any outstanding publicly traded class of securities or 75% of the Board of Governors of the NBA approves the interest. The NBA Constitution also imposes restrictions upon the transfer of interests in NBA members. The acquisition of a 10% or greater interest in a member team must be approved by the Board of Governors. The acquisition of an interest of less than 10% but more than 5% must be approved by a committee appointed by the NBA Commissioner. In general, the acquisition of a 5% or less interest must be approved by the NBA Commissioner. However, the acquisition of less than a 5% interest in a team that is owned by more than 500 persons is not restricted unless (i) the effect of such acquisition is to change ownership of effective control of the NBA member, (ii) the acquisition would result in any person or entity that has not been approved by an NBA committee or the members holding directly or indirectly more than a 5% interest or (iii) the acquisition would result in any person or entity that has not been approved by the NBA members holding directly or indirectly more than a 10% interest. Pursuant to applicable NBA rules, referees and other employees of the NBA are not eligible to purchase or hold BCLP Units. Accordingly, a record owner of BCLP Units may not transfer ownership of his or her BCLP Units to any person who is not an "eligible holder" under NBA rules or who does not properly execute and deliver a transfer application certifying that he or she (or that, to the best of his or her knowledge, the person for whom he or she is acting as nominee) is an "eligible holder."

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

      The Boston Celtics also compete with other United States and foreign basketball teams, professional and otherwise, for available players, coaches and other team personnel.

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

Employees

      In addition to the players and coaches, see "Basketball Operations - Basketball Team," as of September 7, 2001, the Boston Celtics have 47 full-time employees engaged in operating, marketing, advertising and administrative activities. In addition, the Partnership has 10 full-time employees engaged in operating and administrative activities. None of the Partnership's or its subsidiaries' employees, other than its players, are covered by collective bargaining agreements. The Partnership considers its relations with its employees to be good.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      None.

                                   PART II
                                   -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

      BCLP's Units are listed on the New York Stock Exchange and the Boston Stock Exchange and are traded under the symbol "BOS". BCLP II's Subordinated Debentures trade on the New York Stock Exchange and provide for annual interest payments.

      The following table sets forth, for the periods indicated, the high and low sales prices per BCLP Unit on the New York Stock Exchange for the years ended June 30, 2001 and 2000.


                                           Sales Price
                                      --------------------
                                        High          Low
                                        ----          ---

      Year Ended June 30, 2001
        First Quarter                 $10.2500     $ 8.6875
        Second Quarter                  9.5625       7.1250
        Third Quarter                  12.1100       7.5625
        Fourth Quarter                 10.0500       8.8500

      Year Ended June 30, 2000
        First Quarter                 $12.0000     $11.0000
        Second Quarter                 11.0625       9.1250
        Third Quarter                  10.3750       9.6875
        Fourth Quarter                 10.3125       9.5000


      As of September 7, 2001, the approximate number of registered holders of BCLP's Units was 60,754.


      No cash distributions to Unitholders of BCLP were declared or paid during the years ended June 30, 2001 or 2000. Distributions may be declared from time to time in the sole discretion of BCLP GP, Inc. as General Partner of the Partnership. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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


Consolidated Statement of Operations Data:

                                                                          Year Ended June 30,
                                                       ------------------------------------------------------
                                                         2001        2000        1999         1998       1997
                                                         ----        ----        ----         ---        ----

Revenues:
  Equity in net income (loss) of Celtics
   Basketball Holdings, L.P.(1)                        $ 4,191     $ 4,353     $   (205)
  Basketball regular season -
    Ticket sales                                                                            $39,108    $31,813
    Television and radio broadcast rights fees                                               28,002     23,269
    Other, principally promotional advertising                                                8,570      7,916
                                                       -------------------------------------------------------
                                                         4,191       4,353         (205)     75,680     62,998

Costs and expenses:
  Basketball regular season                                                                  43,222     43,327
  General and administrative                             5,670       3,943        3,837      13,465     13,914
  Selling and promotional                                                                     4,819      4,680
  Depreciation                                               8          10            9         208        189
  Amortization                                              66          47           47         165        165
                                                       -------------------------------------------------------
                                                         5,744       4,000        3,893      61,879     62,275
                                                       ------------------------------------------------------
                                                        (1,553)        353       (4,098)     13,801        723
Interest income (expense), net                          (2,245)     (1,882)      (2,151)        384        736
Net realized gains (losses) on disposition of
 marketable securities                                                                6         (18)       361
                                                       -------------------------------------------------------
Income (loss) before income taxes
 and extraordinary charge                               (3,798)     (1,529)      (6,243)     14,167      1,820
Provision for income taxes                                 300       1,800        1,600       1,900      1,400
                                                       -------------------------------------------------------

Income (loss) before extraordinary charge               (4,098)     (3,329)      (7,843)     12,267        420
Extraordinary charge for early retirement
 of notes payable                                                                (2,256)
                                                       -------------------------------------------------------

Net income (loss)                                      $(4,098)    $(3,329)    $(10,099)    $12,267    $   420
                                                       =======================================================
Income (loss) before extraordinary charge
 applicable to interests of Limited Partners           $(3,444)    $(3,330)    $ (7,709)    $11,961    $   358
Net income (loss) applicable to interests
 of Limited Partners                                   $(3,444)    $(3,330)    $ (9,920)    $11,961    $   358

Per unit:
  Income (loss) before extraordinary charge-basic      $ (1.27)    $ (1.23)    $  (2.85)    $  2.45    $  0.07
  Income (loss) before extraordinary charge-diluted    $ (1.27)    $ (1.23)    $  (2.85)    $  2.17    $  0.06
  Net income (loss)-basic                              $ (1.27)    $ (1.23)    $  (3.67)    $  2.45    $  0.07
  Net income (loss)-diluted                            $ (1.27)    $ (1.23)    $  (3.67)    $  2.17    $  0.06
  Distributions declared to Unitholders                                                     $  2.00    $  1.00



Consolidated Balance Sheet Data:

                                                                    As of June 30,
                                               --------------------------------------------------------
                                                 2001        2000        1999        1998        1997
                                                 ----        ----        ----        ----        ----

Current assets                                 $33,163     $87,024     $86,045     $90,927     $103,801
Current liabilities                              1,560      11,489       3,351      22,411       39,139
Total assets                                    33,520      88,090      87,274      92,047      119,200
Deferred federal and state income taxes -
 noncurrent portion                              9,711       9,711       9,711       9,711       20,100
Notes payable - noncurrent portion              10,000      50,000      50,000      30,000       47,500
Deferred compensation - noncurrent portion                                                       10,380
Subordinated debentures                         34,210      33,790      33,385      32,985
Investment in capital deficiency of Celtics
 Basketball Holdings, L.P.(1)                   29,111      29,437      33,790      29,865
Other noncurrent liabilities                                                                      9,870
Partners' capital (deficit)                    (51,073)    (46,337)    (42,963)    (32,926)      (7,790)

--------------------
(1) See consolidated financial statements of Celtics Basketball Holdings, L.P. contained elsewhere herein.

Item 7.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Forward Looking Statements

      Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause BCLP's or BCLP II's financial condition, results of operation, liquidity and capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries and team expenses, including the potential impact of the luxury tax and escrow system under the New Collective Bargaining Agreement, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership and the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow.

Basis of Presentation

      As more fully described in "Items 1 and 2 - Business and Properties - General," BCLP II completed a Reorganization on June 30, 1998 pursuant to which BCLP was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, which is accounted for on the equity method. Celtics Basketball Holdings has a 99.999% limited partnership interest in Celtics Basketball, which owns and operates the Boston Celtics effective July 1, 1998.

      Because BCLP had not engaged in any business operations prior to June 30, 1998, the Selected Consolidated Statement of Operations Data presented in "Item 6" above compare the operating results of BCLP and its subsidiaries for the years ended June 30, 2001, 2000 and 1999 with those of BCLP II and its subsidiaries for the years ended June 30, 1998 and 1997. Due to the July 1, 1998 change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations in the fiscal years ended June 30, 2001, 2000 and 1999 are materially different than those in the fiscal years ended June 30, 1998 and 1997.

Collective Bargaining Agreement

      As more fully described in "Items 1 and 2" above, due to a lockout of NBA players, the 1998-99 NBA regular season consisted of 50 games per team. Ordinarily, the NBA regular season consists of 82 games per team. The impact of the lockout and the shortened NBA season had a materially adverse effect on BCLP's financial position and results of operations in the fiscal year ended June 30, 1999.

      NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to apply their refunds and interest to purchase tickets for future games. Such refunds and interest amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest accrued on such amounts since January 31, 1999.

      Under the terms of the New Collective Bargaining Agreement, the 2001-02 NBA season will be the first in which a luxury tax and escrow system with respect to player salaries will be in effect. Based on current information available, management of the Partnership does not believe that the luxury tax and escrow system will have a material adverse effect on its financial position or results of its operations.

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

Results of Operations

      Consolidated net loss for the year ended June 30, 2001 was $4,098,000 or $1.27 per unit, compared with $3,329,000 or $1.23 per unit for the year ended June 30, 2000. Consolidated loss before extraordinary charge for the year ended June 30, 1999 was $7,843,000 or $2.85 per unit and consolidated net loss for the year ended June 30, 1999 was $10,099,000 or $3.67 per unit. The significant loss before extraordinary charge in fiscal 1999 is primarily a result of the lockout, the cancellation of 32 regular season games and the reduced number of games in the revised 1998-99 NBA schedule.

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

      Equity in net income (loss) of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings") represents BCLP's 48.3% interest in the income (loss) of the entity that indirectly owns and operates the Boston Celtics basketball team subsequent to the Reorganization. Due to the cancellation of 32 regular season games in the 1998-99 season, the Boston Celtics played 50 regular season games in the year ended June 30, 1999. As a result, BCLP's equity in its interest in Celtics Basketball Holdings for the year ended June 30, 1999 reflected a net loss of $205,000, as net team and game income related to the 50 regular season games played were more than offset by general and administrative expenses, selling and promotional expenses, certain team expenses contractually related to the 32 canceled games and interest expense, net of interest income. The 2000-01 and 1999-2000 NBA regular seasons consisted of full 82-game regular season schedules. As a result, BCLP's equity in its interest in Celtics Basketball Holdings resulted in income of $4,191,000 in the year ended June 30, 2001 and $4,353,000 in the year ended June 30, 2000, as net team and game income from the full 82-game regular season schedules exceeded team and game expenses, general and administrative expenses, selling and promotional expenses, and interest expense, net of interest income. The decrease in fiscal 2001 is a result of a decrease in ticket revenues, due to a decrease in attendance, partially offset by an increase in television broadcast rights fees.

      General and administrative expenses of $5,670,000 in fiscal 2001 increased by $1,727,000 compared to $3,943,000 in fiscal 2000. The increase was primarily attributable to increased professional expenses $(1,333,000) associated with, among other things, BCLP II's distribution of its investment in BCCLP Holding Corporation and $50,000,000 of borrowings under its revolving credit agreement on October 31, 2000 (see "Liquidity and Capital Resources" below), the write-off of certain intangibles related to the liquidation of one of BCLP's subsidiary partnerships in June 2001 $(607,000), and the payment of a non-recurring sales tax at one of BCLP's subsidiary partnerships in December 2000 $(325,000), partially offset by a decrease in personnel expenses. General and administrative expenses of $3,943,000 in fiscal 2000 increased by $106,000 compared to $3,837,000 in fiscal 1999 as a result of an increase in personnel expenses, partially offset by a decrease in professional expenses.

      Depreciation expense of $8,000 in fiscal 2001 decreased by $2,000 compared to $10,000 in fiscal 2000, and depreciation expense of $10,000 in fiscal 2000 increased by $1,000 compared to $9,000 in fiscal 1999. The decrease in fiscal 2001 is due to certain assets becoming fully depreciated in fiscal 2001, and the increase in fiscal 2000 is due to certain fixed asset additions in that year.

      Amortization expense of $66,000 in fiscal 2001 increased by $19,000 compared to $47,000 in fiscal 2000 and 1999 due to an increase in deferred financing costs in fiscal 2001.

      Interest expense of $6,143,000 in fiscal 2001 decreased by $1,009,000 compared to $7,152,000 in fiscal 2000 as a result of a decrease in average borrowings outstanding under BCLP's revolving credit agreement with its commercial bank. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of borrowings under BCLP's revolving credit agreement was repaid in December 2000. Interest expense of $7,152,000 in fiscal 2000 increased by $1,103,000 compared to $6,649,000 in fiscal 1999 due to an increase in borrowings under BCLP's revolving credit agreement with its commercial bank combined with the effect of an increase in interest rates on those borrowings.

      Interest income from other short-term investments of $3,898,000 in fiscal 2001 decreased by $1,372,000 compared to $5,270,000 in fiscal 2000. The decrease is primarily attributable to a decrease in invested balances combined with a decrease in interest rates earned on invested balances. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of short-term investments were liquidated in December 2000 to repay borrowings under BCLP's revolving credit agreement. Interest income from other short-term investments of $5,270,000 in fiscal 2000 increased by $772,000 compared to $4,498,000 in fiscal 1999, primarily as a result of an increase in interest rates earned on invested balances in fiscal 2000.

      BCLP's provision for income taxes relates to BCLP's subsidiary corporations. The provision of $300,000 in fiscal 2001 decreased compared to $1,800,000 in fiscal 2000 and $1,600,000 in fiscal 1999. Effective November 1, 2000, certain of BCLP's subsidiary corporations are filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations through June 30, 2001 will be offset by losses of BCLP.

Liquidity and Capital Resources

      BCLP used approximately $6,829,000, $6,792,000 and $7,700,000 in cash flows from operating activities in fiscal 2001, 2000 and 1999, respectively. At June 30, 2001, the Partnership had approximately $3,063,000 of cash and cash equivalents and $30,000,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or possible investments and/or acquisitions.

      On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to redeemed BCLP II Units. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation ("CCC"), an indirect subsidiary of BCLP.
On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. On June 30, 1999, BCLP II borrowed $2,500,000 against the revolving line of credit for general working capital purposes, and during fiscal 2000, BCLP II borrowed the remaining $7,500,000 available under the revolving credit agreement.

      In November 2000, in order to fix the interest rate on the borrowings under the revolving credit agreement, the Partnership entered into an interest rate cap agreement with a notional amount of $10,000,000, expiring in May 2002. The interest rate cap agreement provides for the payment of interest at a fixed interest rate of 4%. The interest rate differential is recognized as an adjustment to interest expense.

      On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. In December 2000, BCCLP Holdings, through CCC, liquidated $50,000,000 of short-term investments and distributed the proceeds to BCLP. BCLP used those proceeds to repay the $50,000,000 of borrowings under the revolving credit agreement that were assumed from BCLP II. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrued interest at 7% annually, and was paid in full on June 26, 2001.

      As a result, borrowings under the revolving credit agreement amounted to $10,000,000 at June 30, 2001. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000. The agreement matures on June 30, 2003. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

      In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $34,210,381 at June 30, 2001. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirement relating to the subordinated debentures.

      No cash distributions to unitholders of BCLP were declared or paid during the years ended June 30, 2001, 2000 or 1999. Future distributions will be determined by BCLP GP in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the notes payable to commercial bank and the subordinated debentures.

      Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

Market Risk
-----------

      At June 30, 2001, BCLP had invested approximately $30,000,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the Partnership has no other assets that are subject to market risk.

      In November 2000, in order to fix the interest rate on the borrowings under the revolving credit agreement, the Partnership entered into an interest rate cap agreement. See Item 7--"Liquidity and Capital Resources." As a result, fluctuations in interest rates will have no effect on interest expense, or on the earnings or cash flows of the Partnership. A hypothetical 10% increase in interest rates would not materially affect the fair value of the interest rate cap agreement.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

      See Item 14.

Item 9.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

      None.

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

      The General Partners of Celtics Pride GP are CLP and CCC, which is wholly owned by BCCLP Holdings, which in turn is wholly owned by BCLP.

      The General Partner of BCCLP is Celtics Communications, Inc. ("CCI"). Paul E. Gaston and Don F. Gaston are the sole stockholders of CCI. BCCLP was liquidated on June 26, 2001.

      BCC receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $750,000, $935,000 and $750,000 were charged to Celtics Basketball's operations during the years ended June 30, 2001, 2000 and 1999, respectively.

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


Name                      Age           Position

----                      ---           --------

Paul E. Gaston            44            Chairman of the Board of Directors
Richard G. Pond           41            Executive Vice President, Chief Operating Officer, Chief
                                         Financial Officer, Treasurer, and Secretary
Don F. Gaston             67            Director
Paula B. Gaston           67            Director
John B. Marsh, III        44            Director
Tedmund W. Pryor          45            Director
David A. Splaine          42            Director


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

      David A. Splaine became a director of BCLP GP in January 2000. Mr. Splaine has been the Managing Director of Baldwin & Clarke Corporate Finance, Inc., an investment banking firm, since 1997. From 1986 to 1997, he was employed by Fleet Bank (and its predecessor, Shawmut Bank), most recently holding the position of Senior Vice President. Mr. Splaine is also a director of Juki Automation Systems Holding, Inc., a privately held distributor of automated assembly equipment, Vested Development, Inc., a privately held software services provider, and Meta Controls, Inc., a privately held manufacturer of industrial cameras and automation equipment

      Tedmund W. Pryor became a Director of BCLP GP in September 2001. Mr. Pryor has been Executive Director of BHC Interim Funding, L.P., a mezzanine financing fund and Brooks Houghton & Company, Inc., an investment banking firm, since 1998. From 1997 to 1998, he was Regional Manager of Sirrom Capital Corporation, a mezzanine financing company, from 1990 to 1997, he was Regional Manager of Structured Finance for the Rail Group and the Aviation Services Group of GE Capital Corporation, a financial services company, from 1986 to 1990 he was Vice President, Investment Banking at Prudential Securities, Inc., a financial services company, and from 1982 to 1986, he was Vice President of Investment Banking at Bank of America NT & SA, a major commercial bank.

      BCLP GP has an Audit Committee composed of Messrs. Marsh, Pryor and Splaine, each non-management directors. Non-management directors other than Don F. Gaston and Paula B. Gaston are reimbursed for their expenses, and receive directors' fees equal to $2,000 per month and $2,500 per meeting attended with respect to their services as directors of BCLP GP. Each of Mr. Marsh and Mr. Splaine received $29,000 in such directors' fees in fiscal 2001, respectively. Directors are named by the stockholders of BCLP GP and serve until their successors are named. Thus, holders of limited partnership units have no vote in the selection of directors of BCLP GP. BCLP GP's officers are appointed by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, require executive officers and directors of BCLP GP, the general partner of BCLP, to file reports pertaining to their beneficial ownership of the Units of BCLP with the Securities and Exchange Commission and the New York Stock Exchange when they are first elected, and to report (with certain exceptions) subsequent changes in their beneficial ownership of Units. Executive officers, directors and 10% beneficial owners are required to furnish the Partnership with copies of all forms they file pursuant to
Section 16(a). The Partnership believes that all filing requirements were complied with in a timely fashion during the year ended June 30, 2001.

Item 11.  Executive Compensation
--------  -----------------------

      The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the most highly compensated executive officers of BCLP GP whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to BCLP (including predecessor entities) and its subsidiaries during the last three fiscal years. Only two of the Partnership's executive officers had an annual salary and bonus exceeding $100,000 for services to BCLP and its subsidiaries during the year ended June 30, 2001.


                         Summary Compensation Table
                         --------------------------

                                                                                     Long Term Compensation
                                            Annual Compensation                              Awards
                                           ---------------------                    ------------------------
                                Fiscal                                                            Securities
                                 Year                               Other Annual    Restricted    Underlying
                                Ended                               Compensation       Stock       Options/
Name and Principal Position    June 30,    Salary$()    Bonus$()        $()          Awards$()      SARs(#)
---------------------------    --------    ---------    --------    ------------    ----------    ----------

Paul E. Gaston                   2001      $500,000

  Chief Executive Officer        2000       500,000
  and Chairman of the Board      1999

Richard G. Pond                  2001       360,000     $300,000
  Executive Vice President,      2000       360,000      250,000
  Chief Operating Officer,       1999       360,000      250,000
  Chief Financial Officer,
  Treasurer and Secretary


      Neither BCLP nor BCLP II granted any options or appreciation rights during the year ended June 30, 2001. No options were exercised during the year ended June 30, 2001, and there are no options outstanding at June 30, 2001.

Employment and Consulting Agreements

The Partnership

      In August 1993, the Board of Directors of Celtics, Inc. approved compensation arrangements and an incentive plan for Paul E. Gaston, Chairman of the Board of Celtics, Inc., under which Mr. Gaston was to be employed on an at will basis, with compensation at the rate of $400,000 per annum. In June 1997, the Board of Directors of the General Partner of BCLP II approved an increase in Mr. Gaston's compensation to $1,000,000 per annum. The incentive plan, which is subject to annual review, provides that Mr. Gaston shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP II for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. Because of the lockout, Mr. Gaston voluntarily received no compensation from BCLP during the year ended June 30, 1999, and Mr. Gaston voluntarily elected to receive reduced compensation of $500,000 from BCLP during each of the years ended June 30, 2000 and 2001. During the years ended June 30, 2001, 2000 and 1999, no annual incentive compensation payments were made to Mr. Gaston.

The Basketball Operations

      Under an agreement dated May 6, 1997, Rick Pitino agreed to serve as President and Director of Basketball Operations of CLP through May 6, 2007, and as Head Coach of the team for the first six full NBA seasons of the agreement (through the 2002-03 season). In connection with the Reorganization, this contract was assigned to Celtics Basketball. Under the agreement, Mr. Pitino was to receive annual salaries of $6,750,000 through May 6, 2003 and $2,000,000 through May 6, 2007. On January 8, 2001, Mr.
Pitino resigned the positions of President and Director of Basketball Operations. Under the terms of his resignation, Mr. Pitino received his contractual semi-monthly salary payments through March 31, 2001. There are no further obligations, contractual or otherwise, due to Mr. Pitino.

Compensation Committee Interlocks and Insider Participation

      Mr. Marsh, a non-management director and member of the Audit Committee of the Board, performed the functions of a compensation committee during the year ended June 30, 2001. Mr. Marsh was not, during the year ended June 30, 2001 or previously, an officer or employee of the Partnership or any of its subsidiaries, and he did not have any affiliated relationship requiring disclosure.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on September 7, 2001 by (i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, (ii) each director of BCLP GP, (iii) each executive named in the Summary Compensation Table and (iv) all directors and executive officers of BCLP GP as a group. All information with respect to beneficial ownership is based solely on information furnished by the respective Unitholders to the Partnership.


                                                             Percent of
         5% Unitholders,                   Number of         Outstanding
Directors and Executive Officers             Units            Units (1)
--------------------------------           ---------         -----------

Don F. Gaston and Paula B. Gaston              200 (2)            *
33 East 63rd Street
New York, New York 10021

Paul E. Gaston                             677,600 (3)           25.1%
33 East 63rd Street
New York, New York 10021

John B. Marsh, III                             500                *
33 East 63rd Street
New York, New York 10021

Tedmund W. Prior                                 0                *
33 East 63rd Street
New York, New York 10021

David A. Splaine                                 0                *
151 Merrimac Street
Boston, Massachusetts 02114

Richard G. Pond                                  0                *
151 Merrimac Street
Boston, Massachusetts 02114

Castle Creek Partners, L.P.                677,500               25.1%
151 Merrimac Street
Boston, Massachusetts 02114

David R. Murphey, III                      244,700                9.1%
Murphey Capital, Inc.
P.O. Box 18065
Tampa, Florida 33681-8065

All directors and executive officers
 as a group (6 persons)                    678,300               25.1%

--------------------
*     Less than one percent.
(1) Percent of Outstanding Units for a particular Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.
(2) Includes 100 Units held by Brookwood Investments, L.P., a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner. Does not include 100 Units held by Walcott Partners, L.P. See Note (3) below.
(3) Includes 100 Units held by Walcott Partners, L. P., a Gaston family partnership, and 677,500 Units held by Castle Creek Partners, L.P. The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul E. Gaston is the only stockholder, officer and director. The General Partner of Castle Creek Partners, L.P. is Castle Creek Partners GP, Inc., which is wholly owned by Celtics, Inc., which is wholly owned by Walcott Partners, L.P. In addition, 96.3% of Castle Creek's limited partnership interests are held by a limited partnership of which Walcott Partners, L.P. owns a majority of the limited partnership interests and Draycott, Inc. is the general partner. Castle Creek holds a 51.6867% limited partnership interest in Celtics Basketball Holdings. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units.

      Unless otherwise indicated, all parties have both exclusive voting and investing power.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

      In 2001, BCLP II reimbursed Conanicut Aircraft, Inc. ("Conanicut") approximately $22,000 for the business use in the fiscal year ended June 30, 2001 of an aircraft based on standard charter rates for comparable aircraft. Conanicut is wholly owned by Walcott Partners, L.P. The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul
E. Gaston is the only stockholder, officer and director. The reimbursement was reviewed and approved by the Audit Committee of the Board of Directors of BCLP GP.

      BCC receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $750,000, $935,000 and $750,000 were charged to Celtics Basketball's operations during the years ended June 30, 2001, 2000 and 1999, respectively.

      On June 30, 1998, BCLP entered into a management services agreement by and between BCLP II, CLP, Celtics Pride G.P., Celtics Capital Corporation, BCCLP Holding Corporation, Castle Creek, Celtics Basketball Holdings and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball and Castle Creek in the amounts of $71,000 and $69,000, respectively, in the fiscal year ended June 30, 2001. Celtics Basketball received reimbursements from Castle Creek in the amount of $2,000 in the fiscal year ended June 30, 2001. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $449,000 and $82,000, respectively, in the fiscal year ended June 30, 2001, $687,000 and $903,000, respectively, in the fiscal year ended June 30, 2000, and $702,000 and $1,259,000, respectively, in the fiscal year ended June 30, 1999 for services provided under this agreement. See "Item 12
- Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek.

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
                       Partnership of Boston Celtics Limited Partnership, changing the name of Boston Celtics Limited
                       Partnership II from its former name of "Boston
                       Celtics Limited Partnership." (10)

            (g)   --   Certificate of Amendment of Certificate of Limited
                       Partnership of Boston Celtics Limited Partnership II, changing the name of Boston Celtics Limited
                       Partnership from its former name of "Boston Celtics
                       Limited Partnership II." (10)

            (h)   --   Certificate of Incorporation of BCLP GP, Inc., dated
                       April 13, 1998.(8)

            (i)   --   By-Laws of BCLP GP, Inc.(8)

            (j)   --   Certificate of Amendment, dated June 29, 1998,
                       changing the name of BCLP GP, Inc. from its former name of "BCLP II GP, Inc." (10)

            (k)   --   Certificate of Incorporation of BCLP II GP, Inc.,
                       dated April 13, 1998.(8)

            (l)   --   By-Laws of BCLP II GP, Inc.(8)

            (m)   --   Certificate of Amendment, dated June 29, 1998,
                       changing the name of BCLP II GP, Inc. from its former name of "BCLP GP, Inc." (10)

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
                       Partnership and Chase Manhattan Bank, as Trustee, dated as of June 30, 1998.(8)

     (10)   (a)   --   Joint Venture Agreement by and among NBA member
                       organizations.(1)

            (b)   --   Constitution and By-laws of the National Basketball
                       Association.(1)

            (c)   --   License/Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted).(2)

            (d)   --   Office Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted).(2)

            (e)   --   Letter Agreement dated April 4, 1990 between the
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment granted).(2)

            (f)   --   Unit Option Agreement dated December 31, 1993 by and
                       between Boston Celtics Limited Partnership and Paul
                       E. Gaston.(3)

            (g)   --   Restricted Unit Agreement dated June 28, 1996 between
                       Boston Celtics Limited Partnership and Paul E.
                       Gaston.(4)

            (h)   --   Letter from Paul Gaston electing to accept all
                       incentive compensation for 1996 in restricted units.(4)

            (i)   --   Letter Agreement dated June 30, 1997 between Boston
                       Celtics Limited Partnership and Paul E. Gaston pertaining to the election to exchange options to purchase Limited Partnership Units for Restricted
                       Units.(5)

            (j)   --   Credit Agreement dated as of December 15, 1997 by and
                       between Celtics Limited Partnership as the Borrower,
                       Boston Celtics Limited Partnership and Citizens Bank of Massachusetts as the Lender.(6)

            (k)   --   Amended and Restated Agreement and Plan of
                       Reorganization, dated as of June 5, 1998, among Boston Celtics Limited Partnership, Boston Celtics
                       Limited Partnership II, Castle Creek Partners, L.P.,
                       Celtics Limited Partnership, Celtics, Inc., BCLP II
                       GP, Inc., Castle Creek Partners GP, Inc., Boston
                       Celtics Corporation, and Celtics Capital
                       Corporation.(8)

            (l)   --   Agreement and Plan of Merger of BCLP Merger, Inc.,
                       Boston Celtics Limited Partnership and Boston Celtics
                       Limited Partnership II, dated as of June 29, 1998.(8)

            (m)   --   Credit Agreement between Boston Celtics Limited
                       Partnership and Citizens Bank of Massachusetts, dated as of May 20, 1998.(7)

            (n)   --   Second Amendment to Credit Agreement dated as of July
                       30, 1999 among Celtics Limited Partnership, Boston
                       Celtics Limited Partnership II, Boston Celtics
                       Limited Partnership, Celtics Basketball, L.P.,
                       Celtics Basketball Holdings, L.P., Celtics Pride,
                       G.P. and Citizens Bank of Massachusetts. (11)

            (o)   --   Second Amendment to Credit Agreement dated as of July
                       30, 1999 among Boston Celtics Limited Partnership II, the Borrower, and The Royal Bank of Scotland plc, the Lender, and Citizens Bank of Massachusetts, the
                       Agent. (11)

            (p)   --   Amended and Restated Credit Agreement dated as of
                       October 31, 2000 among Boston Celtics Limited
                       Partnership and Boston Celtics Limited Partnership II as Borrowers, and The Royal Bank of Scotland, plc, as the Existing Lender, and The Other Lender Parties
                       Hereto, and Citizens Bank of Massachusetts, as Agent for the Lenders. (12)

            (q)   --   First Amendment to the Amended and Restated Credit
                       Agreement and Second Amendment to the Credit Support
                       Agreements, Dated as of May 10, 2001, among Boston
                       Celtics Limited Partnership, as Borrower and a Credit
                       Support Affiliate, Boston Celtics Limited Partnership
                       II, as Borrower, BCCLP Holding Corporation, as a
                       Credit Support Affiliate, Celtics Limited
                       Partnership, as a Credit Support Affiliate, Celtics
                       Basketball Holdings, L.P., as a Credit Support
                       Affiliate, and Celtics Pride G.P., as a Credit
                       Support Affiliate, and The Royal Bank of Scotland, plc, as the Existing Lender, and The Other Lender
                       Parties Thereto, and Citizens Bank of Massachusetts, as Agent for the Lenders. (13)

            (r)   --   Amendment, Dated as of May 10, 2001, to Amended and
                       Restated Pledge and Security Agreement between
                       Celtics Capital Corporation and Citizens Bank of
                       Massachusetts, as Agent for the Lenders. (13)

            (s)   --   Third Amendment, Dated as of May 10, 2001, to Credit
                       Agreement among Celtics Basketball, L.P., as
                       Borrower, Boston Celtics Limited Partnership, Boston
                       Celtics Limited Partnership II, Celtics Limited
                       Partnership, Celtics Basketball Holdings, L.P.,
                       Celtics Pride, G.P., as Borrower Affiliates, and
                       Citizens Bank of Massachusetts, as Lender. (13)

--------------------
(1) Incorporated by reference from the exhibits filed with the Partnership's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).
(2) Incorporated by reference from the exhibits filed with the Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission for the year ended June 30, 1990.
(3) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-19324).
(4) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 27, 1996 (File No. 0-19324).
(5) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1997 (File No. 0-19324).
(6) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on February 6, 1998 (File No. 0-19324).

(7) Incorporated by reference from the exhibits filed with the Schedule 13E-3 filed by Boston Celtics Limited Partnership (File No. 5-37799).
(8) Incorporated by reference from the exhibits filed with the report on Form S-4 filed with the Securities and Exchange Commission on April 17, 1998, as amended (File No. 333-50367).
(9) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998 (File No. 0-19324).
(10) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 25, 1998 (File No. 0-19324).
(11) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 17, 1999 (File No. 0-19324).
(12) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2000 (File No. 0-19324).
(13) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 0-19324).

      (b)   Reports on Form 8-K filed in the fourth quarter of 2001 - None.

      (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

      (d)   Financial Statement Schedules - The response to this portion of
Item 14 is filed as part of this report.

                         ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                        LIST OF FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS
                              CERTAIN EXHIBITS
                          YEAR ENDED JUNE 30, 2001

                     BOSTON CELTICS LIMITED PARTNERSHIP

                            BOSTON, MASSACHUSETTS

FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:


Boston Celtics Limited Partnership and Subsidiaries

      Consolidated Balance Sheets at June 30, 2001 and 2000.

      Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 2001.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001.

      Notes to Consolidated Financial Statements.


Boston Celtics Limited Partnership II and Subsidiaries

      Consolidated Balance Sheets at June 30, 2001 and 2000.

      Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 2001.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001.

      Notes to Consolidated Financial Statements.


Celtics Basketball Holdings, L.P. and Subsidiary

      Consolidated Balance Sheets at June 30, 2001 and 2000.

      Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 2001.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001.

      Notes to Consolidated Financial Statements.


      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.




                                                 /s/ Ernst & Young LLP
                                                 ---------------------

Boston, Massachusetts
August 31, 2001

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets


                                                                           June 30,        June 30,
                                                                             2001            2000
                                                                           --------        --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $ 3,062,645     $ 3,393,509
  Other short-term investments                                            30,000,000      83,100,000
  Prepaid expenses and other current assets                                  100,336         530,771
TOTAL CURRENT ASSETS                                                      33,162,981      87,024,280
                                                                         ---------------------------
PROPERTY AND EQUIPMENT, net                                                    4,925          11,734
OTHER ASSETS                                                                 351,806       1,053,843
                                                                         $33,519,712     $88,089,857
                                                                         ===========================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $   398,079     $   611,360
  Federal and state income taxes payable                                   1,162,280         877,350
  Notes payable to bank - current portion                                                 10,000,000
                                                                         ---------------------------
TOTAL CURRENT LIABILITIES                                                  1,560,359      11,488,710

DEFERRED FEDERAL AND STATE INCOME TAXES                                    9,710,875       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                                10,000,000      50,000,000
SUBORDINATED DEBENTURES                                                   34,210,381      33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS BASKETBALL
 HOLDINGS, L.P.                                                           29,111,174      29,437,209

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000 units of limited partnership interest, issued and outstanding 2,703,664 units
  Boston Celtics Limited Partnership -
    General Partner                                                          121,546         156,332
    Limited Partners                                                     (50,925,113)    (47,481,412)
                                                                         ---------------------------
                                                                         (50,803,567)    (47,325,080)
  Boston Celtics Limited Partnership II - General Partner                   (307,387)         79,705
  Celtics Limited Partnership - General Partner                              270,227         266,789
  Boston Celtics Communications Limited Partnership - General Partner                        641,954
  Other comprehensive loss                                                  (232,350)
                                                                         ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                        (51,073,077)    (46,336,632)
                                                                         ---------------------------
                                                                         $33,519,712     $88,089,857
                                                                         ===========================


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Operations


                                                                               For the Year Ended
                                                                    -----------------------------------------
                                                                      June 30,       June 30,       June 30,
                                                                        2001           2000           1999
                                                                      --------       --------       --------

Equity in net income (loss) of Celtics Basketball Holdings, L.P.    $ 4,190,982    $ 4,353,162    $  (204,960)

Costs and expenses:
  General and administrative                                          5,670,157      3,943,285      3,837,185
  Depreciation                                                            7,638         10,376          9,095
  Amortization                                                           65,853         47,114         47,114
                                                                    -----------------------------------------
                                                                      5,743,648      4,000,775      3,893,394
                                                                    -----------------------------------------
                                                                     (1,552,666)       352,387     (4,098,354)
Interest expense                                                     (6,143,044)    (7,151,884)    (6,649,201)
Interest income                                                       3,897,814      5,270,020      4,498,452
Net realized gains on disposition of marketable securities                                              6,020
                                                                    -----------------------------------------
Loss before income taxes and extraordinary charge                    (3,797,896)    (1,529,477)    (6,243,083)
Provision for income taxes                                              300,000      1,800,000      1,600,000
                                                                    -----------------------------------------
Loss before extraordinary charge                                     (4,097,896)    (3,329,477)    (7,843,083)
Extraordinary charge for early retirement of notes payable                                          2,255,540
                                                                    -----------------------------------------
Net loss                                                             (4,097,896)    (3,329,477)   (10,098,623)
Net income (loss) applicable to interests of General Partners          (654,195)           452       (178,912)
                                                                    -----------------------------------------

Net loss applicable to interests of Limited Partners                $(3,443,701)   $(3,329,929)   $(9,919,711)
                                                                    =========================================

Loss per unit before extraordinary charge                           $     (1.27)   $     (1.23)   $     (2.85)
Net loss per unit                                                   $     (1.27)   $     (1.23)   $     (3.67)


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)


                                                                        Limited Partners
                                                                   -------------------------
                                                      Total          Units          Amount
                                                      -----          -----          ------

BALANCE AT JUNE 30, 1998                          $(32,925,656)    2,703,664    $(34,329,896)
Net income (loss) for the year ended
 June 30, 1999                                     (10,098,623)                   (9,919,711)
Cash distribution from Castle Creek
 Partners, L.P.                                        103,430                       103,430
Cash distribution paid by Celtics
 Limited Partnership to Boston Celtics
 Corporation (General Partner's share)                 (37,200)
Unrealized loss on marketable securities                (5,360)                       (5,306)
                                                  ------------------------------------------
BALANCE AT JUNE 30, 1999                           (42,963,409)    2,703,664     (44,151,483)
Net income (loss) for the year ended
 June 30, 2000                                      (3,329,477)                   (3,329,929)
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II
 GP, Inc. (General Partner's share)                    (43,746)
                                                  ------------------------------------------
BALANCE AT JUNE 30, 2000                           (46,336,632)    2,703,664     (47,481,412)
Comprehensive income (loss)
  Net income (loss) for the year ended
   June 30, 2001                                    (4,097,896)                   (3,443,701)
  Unrealized loss on interest rate
   cap agreement                                      (232,350)
                                                  ------------
Total comprehensive loss                            (4,330,246)

Cash distribution paid by Celtics
 Limited Partnership to Boston Celtics
 Corporation (General Partner's share)                 (38,449)
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II
 GP, Inc. (General Partner's share)                       (532)
Cash distribution by Boston Celtics
 Communications Limited Partnership
 to Celtics Communications, Inc.
 (General Partner's share)                              (5,336)
Distribution by Boston Celtics
 Limited Partnership II of note payable
 to BCLP II GP, Inc. (General Partner's share)        (361,882)
                                                  ------------------------------------------
BALANCE AT JUNE 30, 2001                          $(51,073,077)    2,703,664    $(50,925,113)
                                                  ==========================================


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)
                                 (continued)


                                                                            General Partners
                                                 ---------------------------------------------------------------------
                                                                                                             Boston
                                                                                                             Celtics       Other
                                                                Boston          Boston                      Communi-      Compre-
                                                    Total       Celtics        Celtics         Celtics       cations      hensive
                                                   General      Limited        Limited         Limited       Limited       Income
                                                  Partners    Partnership   Partnership II   Partnership   Partnership     (Loss)
                                                 ---------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                         $1,404,240    $290,166        $ 210,292      $262,554      $641,228
Net income (loss) for the year ended
 June 30, 1999                                     (178,912)   (100,198)         (77,004)       (2,056)          346
Cash distribution from Castle Creek
 Partners, L.P.
Cash distribution paid by Celtics
 Limited Partnership to Boston Celtics
 Corporation (General Partner's share)              (37,200)                                   (37,200)
Unrealized loss on marketable securities                (54)                         (54)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                          1,188,074     189,968          133,234       223,298       641,574
Net income (loss) for the year ended
 June 30, 2000                                          452     (33,636)          (9,783)       43,491           380
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II GP,
 Inc. (General Partner's share)                     (43,746)                     (43,746)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                          1,144,780     156,332           79,705       266,789       641,954
Comprehensive income (loss)
  Net income (loss) for the year ended
   June 30, 2001                                   (654,195)    (34,786)         (24,678)       41,887      (636,618)
  Unrealized loss on interest rate
   cap agreement                                                                                                         $(232,350)
Total comprehensive loss
Cash distribution paid by Celtics
 Limited Partnership to Boston Celtics
Corporation (General Partner's share)               (38,449)                                   (38,449)
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II GP,
 Inc. (General Partner's share)                        (532)                        (532)
Cash distribution by Boston Celtics
 Communications Limited Partnership
 to Celtics Communications, Inc.
 (General Partner's share)                           (5,336)                                                  (5,336)
Distribution by Boston Celtics Limited
 Partnership II of note payable to BCLP II
 GP, Inc. (General Partner's share)                (361,882)                    (361,882)
                                                 ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                         $   84,386    $121,546        $(307,387)     $270,227      $      0     $(232,350)
                                                 =================================================================================


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                                              For the Year Ended
                                                              -------------------------------------------------
                                                                 June 30,          June 30,          June 30,
                                                                   2001              2000              1999
                                                                 --------          --------          --------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                         $  (5,479,120)    $  (3,342,822)    $  (4,523,674)
  Interest expense                                               (5,661,679)       (6,746,681)       (6,432,925)
  Interest income                                                 4,326,470         4,970,912         4,839,294
  Income taxes paid                                                 (15,070)       (1,673,854)       (1,582,595)
                                                              -------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (6,829,399)       (6,792,445)       (7,699,900)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                          (482,398,000)     (648,600,000)     (437,446,570)
  Proceeds from sales of marketable securities                                                        1,000,000
  Proceeds from sales of short-term investments                 535,498,000       648,700,000       434,727,039
  Payment of due to related parties                                                                  (3,036,184)
  Capital expenditures                                                 (829)           (7,688)
  Other receipts (expenditures)                                     (50,499)           20,778            12,967
                                                              -------------------------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES               53,048,672           113,090        (4,742,748)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                     7,500,000        23,500,000
  Payment of bank borrowings                                    (50,000,000)                         (1,000,000)
  Payment of notes payable                                                                          (19,794,320)
  Cash distribution to Boston Celtics Corporation
   from Celtics Limited Partnership                                 (38,449)
  Cash distribution to Celtics Communications, Inc. from
   Boston Celtics Communications Limited Partnership                 (5,336)
  Cash distribution to BCLP II GP, Inc. from
   Boston Celtics Limited Partnership II                           (371,299)          (34,861)
  Cash distribution from Celtics Basketball Holdings, L.P.        3,864,947                           3,682,811
  Cash distribution from Castle Creek Partners, L.P.                                                    103,430
  Cash contributions from General Partner                                                                90,166
                                                              -------------------------------------------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES              (46,550,137)        7,465,139         6,582,087
                                                              -------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (330,864)          785,784        (5,860,561)
Cash and cash equivalents at beginning of year                    3,393,509         2,607,725         8,468,286
                                                              -------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   3,062,645     $   3,393,509     $   2,607,725
                                                              =================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount
   on Subordinated Debentures                                 $     420,686     $     404,923     $     400,071
  Accrued distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.                                           $       8,885


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

Financial Instruments: In the fiscal year ended June 30, 2001, the Partnership adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement requires that all derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Partnership's minimal use of derivatives, the adoption of the new Statement did not have a significant effect on earnings or the financial position of the Partnership.

In November 2000, in order to fix the interest rate on the debt described in Note F, BCLP II entered into an interest rate cap agreement with a notional amount of $10,000,000, expiring in May 2002. The fixed interest rate on this contract is 4%. The interest rate differential is recognized as an adjustment to interest expense.

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

The interest rate swap agreement has a fair value of approximately $232,000 at June 30, 2001 based upon a quote from the issuer, which represents the estimated amount that the Partnership would pay if the agreement were terminated.

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

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the fiscal year ended June 30, 1999. The Partnership's comprehensive income is comprised of net income (loss), unrealized gains and losses on marketable securities held as available-for-sale investments and unrealized losses on interest rate cap agreements. Comprehensive loss of approximately $3,329,000 and $10,104,000 for the fiscal years ended June 30, 2000 and 1999, respectively, were not significantly different from reported net loss.

Note C - Reorganization of Boston Celtics Limited Partnership II

In connection with the Reorganization, BCLP II unitholders were given an option of exchanging their units of interest in BCLP II for units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership formed in connection with the Reorganization, on a 100-for-one basis. BCLP II then contributed to Castle Creek the percentage of its net assets, subject to certain adjustments, corresponding to the percentage of BCLP II unitholders that elected to receive Castle Creek interests (the "Proportionate Election"). BCLP II's net assets consisted primarily of investment assets and, through a subsidiary, the net assets of the Boston Celtics. In exchange for the contribution of assets to Castle Creek, BCLP II received limited partnership interests in Castle Creek, which were subsequently distributed to BCLP II unitholders electing to receive Castle Creek interests in the Reorganization.

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

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note D - Investment in Capital Deficiency of Celtics Basketball Holdings, L.P. (continued)

Summary balance sheet and statement of operations data for Celtics Basketball Holdings is as follows (amounts in thousands):


                                                    June 30,
                                              -------------------
                                                2001        2000
                                                ----        ----

Current assets                                $16,424     $21,378
Current liabilities                            31,232      34,961
Total assets                                   26,161      31,111
Notes payable to bank - noncurrent portion     50,000      50,000
Deferred compensation - noncurrent portion      5,183       6,370
Other noncurrent liabilities                                  708
Partners' capital (deficit)                   (60,254)    (60,928)



                                                For the Year Ended June 30,
                                              -------------------------------
                                                2001        2000        1999
                                                ----        ----        ----

Total revenues                                $83,142     $81,249     $43,052
Total costs and expenses                      (71,594)    (69,390)    (41,458)
Interest and other income (expense), net       (2,873)     (2,848)     (2,018)
                                              -------------------------------
Net income (loss)                             $ 8,675     $ 9,011     $  (424)
                                              ===============================


Note E - Marketable Securities and Other Short-Term Investments

The Partnership held no marketable securities at June 30, 2001. There were no realized gains or losses from marketable securities in the fiscal years ended June 30, 2001 or 2000. Gross realized gains from available-for-sale U.S. government securities amounted to $6,020 in the fiscal year ended June 30, 1999.

Other short-term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no realized or unrealized gains or losses in any of these investments in the fiscal years ended June 30, 2001, 2000 or 1999.

Note F - Notes Payable

In 1995, BCLP II issued two notes in exchange for 668,144 limited partnership units. The two notes payable had an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired. The two notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid pursuant to the terms of the notes were to be increased by specified amounts on each July 1 during their term. If the unitholder had held the two notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes accrued interest payable quarterly at the rate of 7.76% per annum. On September 30, 1998, the notes payable had an aggregate balance, including scheduled increases, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 ($0.82 per unit) related to early retirement of notes payable. Interest expense of $343,000 related to these notes was charged to operations in 1999.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (4.7% at June 30, 2001). On May 26, 1998, $30,000,000 was
advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note F - Notes Payable (continued)

payable related to redeemed BCLP II Units and repaid the notes with the proceeds. In fiscal 1999, BCLP II borrowed $2,500,000 against the revolving line of credit, and in fiscal 2000, BCLP II borrowed the remaining $7,500,000 available under the revolving line of credit.

On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. In December 2000, BCLP repaid the $50,000,000 of borrowings under the revolving credit agreement that were assumed from BCLP II. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrued interest at 7% annually, and was paid in full on June 26, 2001. As a result, borrowings under the revolving credit agreement amounted to $10,000,000 at June 30, 2001. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000. The agreement expires on June 30, 2003.

The revolving credit agreement is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP, and contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Interest charged to operations in connection with borrowings under the revolving credit agreement and the note payable to BCLP II GP, Inc. amounted to $2,479,000, $3,503,000 and $2,662,000 in the fiscal years ended June 30,
2001, 2000 and 1999, respectively.

Note G - Subordinated Debentures

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

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $34,210,381 at June 30, 2001.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999 and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirement relating to the Subordinated Debentures.

Interest charged to operations in connection with the Subordinated Debentures, including amortization of the original issue discount, amounted to $3,664,000, $3,649,000 and $3,644,000 in the fiscal years ended June 30,
2001, 2000 and 1999, respectively.

Note H - Related Party Transactions

Boston Celtics Corporation, the general partner of Celtics
Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $750,000, $935,000 and $750,000 were charged to Celtics Basketball's operations in the years ended June 30, 2001, 2000 and 1999, respectively.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note H - Related Party Transactions (continued)

On June 30, 1998, BCLP entered into a management services agreement by and between, among others, BCLP II, Castle Creek and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball and Castle Creek in the amounts of $71,000 and $69,000, respectively, in the fiscal year ended June 30, 2001. Celtics Basketball received reimbursements from Castle Creek in the amount of $2,000 in the fiscal year ended June 30, 2001. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $449,000 and $82,000, respectively, in the fiscal year ended June 30, 2001, $687,000 and $903,000, respectively, in the fiscal year ended June 30, 2000, and $702,000 and $1,259,000, respectively, in the fiscal year ended June 30, 1999 for services provided under this agreement.

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

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to apply their refunds and interest to purchase tickets for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games in the 1998-99 regular season. Amounts refunded are recorded by Celtics Basketball as reductions in deferred revenue when paid.

Under the terms of the New Collective Bargaining Agreement, the 2001-02 NBA season will be the first in which a luxury tax and escrow system with respect to player salaries will be in effect. Based on current information available, management of the Partnership does not believe that the luxury tax and escrow system will have a material adverse effect on its financial position or results of its operations.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note I - Commitments and Contingencies (continued)

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2010-11 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions.

Note J - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $41,000, $44,000 and $41,000 in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

Note K - Cash Flows

Reconciliations of net loss to net cash flows used in operating activities are as follows:


                                                                                   Year Ended June 30,
                                                                      --------------------------------------------
                                                                          2001            2000            1999
                                                                          ----            ----            ----

Net loss                                                              $(4,097,896)    $(3,329,477)    $(10,098,623)
Items not affecting cash flows used in operating activities:
  Depreciation                                                              7,638          10,376            9,095
  Amortization                                                             65,853          47,114           47,114
  Extraordinary charge for early retirement of notes payable                                             2,255,540
  Amortization of original issue discount on Subordinated
   Debentures                                                             420,686         404,923          400,071
  Net realized losses on disposition of marketable securities
   and other short-term investments                                                                         (6,020)
  Equity in net (income) loss of Celtics Basketball Holdings, L.P.     (4,190,982)     (4,353,162)         204,960
  Write-off of intangible assets related to liquidated
   subsidiary partnership                                                 606,805
  Changes in:
    Accrued interest receivable                                           428,605        (303,197)         304,384
    Accounts receivable                                                     6,007          18,122          192,657
    Accounts payable and accrued expenses                                 (76,115)        712,856       (1,009,078)
                                                                      --------------------------------------------
Net cash flows used in operating activities                           $(6,829,399)    $(6,792,445)    $ (7,699,900)
                                                                      ============================================


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note L - Quarterly Results (Unaudited)

A summary of operating results, net income (loss) per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 2001 and 2000 is set forth below (000's omitted, except for per unit amounts):


                                                                    Quarter Ended
                                              ------------------------------------------------------
                                              September 30,    December 31,    March 31,    June 30,
                                                  2000            2000           2001         2001         Total
                                              -------------    ------------    ---------    --------       -----

Year Ended June 30, 2001:
  Net income (loss)                             $(3,230)        $(1,646)        $1,713       $ (935)      $(4,098)
  Net income (loss) applicable to Limited
   Partners                                      (3,153)         (1,634)        $1,649         (306)       (3,444)
  Net income (loss) per unit                    $ (1.17)        $ (0.60)        $ 0.61       $(0.11)       $(1.27)


                                                                    Quarter Ended
                                              ------------------------------------------------------
                                              September 30,    December 31,    March 31,    June 30,
                                                  1999            1999           2000         2000         Total
                                              -------------    ------------    ---------    --------       -----

Year Ended June 30, 2000:
  Net income (loss)                             $(3,181)        $ (657)         $1,983       $(1,474)     $(3,329)
  Net income (loss) applicable to Limited
   Partners                                      (3,109)          (663)          1,904        (1,462)      (3,330)
  Net income (loss) per unit                    $ (1.15)        $(0.25)         $ 0.70       $ (0.53)     $ (1.23)


Note M - Income Taxes

BCLP is a partnership that is taxed as a corporation. The consolidated financial statements include the accounts and operating results of certain wholly owned subsidiary corporations that file tax returns separate from those of BCLP. As a result, income of those subsidiary corporations cannot be offset by losses of BCLP. Aggregate pre-tax income (loss) of BCLP's wholly owned taxable subsidiary corporations that file tax returns separate from those of BCLP amounted to $(355,000), $4,027,000 and $3,553,000 in the years ended June 30, 2001, 2000 and 1999, respectively. Effective November 1, 2000, certain of BCLP's subsidiary corporations are filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations through June 30, 2001 will be offset by losses of BCLP.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note M - Income Taxes (continued)

Components of deferred tax assets and liabilities and assets at June 30, 2001 and 2000 are as follows (000's omitted):


                                                                                       June 30,
                                                                                  --------------------
                                                                                   2001          2000
                                                                                   ----          ----

Deferred tax assets:
  Difference between tax and financial statement bases of the assets and liabilities of BCLP and subsidiaries related to:
    Step-up in basis in connection with Unit redemptions                          $ 22,615      $ 24,020
    Difference between tax and financial statement basis of investment in
     Celtics Basketball Holdings, L.P.                                              10,750        11,601
    Intangible assets                                                                  396           396
    Original issue discount                                                            421           276
    Net operating loss carryforward                                                 11,770         8,332
    Capital loss carryforward                                                        3,210
                                                                                  ----------------------
                                                                                    49,162        44,625
  Less valuation allowance                                                         (49,162)      (44,625)
                                                                                  ----------------------
Net deferred tax assets                                                           $      0       $     0
                                                                                  ----------------------

Deferred tax liabilities:
  Financial statement basis in excess of tax basis of assets related to
   restructuring of BCCLP completed in 1996                                       $ 20,100       $ 20,100
  Less amount assumed by Castle Creek Partners, L.P. as a result of
   indemnities in the Merger Agreement of the Reorganization                       (10,389)       (10,389)
                                                                                  ----------------------
Net deferred tax liabilities                                                         9,711          9,711
                                                                                  ----------------------

Total deferred tax liabilities                                                    $  9,711       $  9,711
                                                                                  =======================


At June 30, 2001, the Partnership has net operating loss carryforwards of $29,368,000 for income tax purposes that expire beginning in fiscal 2014, and capital loss carryforwards of $8,026,000 that expire in 2006. The net deferred tax liabilities represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), and relate to Holdings or subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP"). The net deferred tax assets are attributable to different entities in the consolidated group. As a result, the deferred tax assets and liabilities do not necessarily offset and are evaluated separately. Because of the uncertainty of realization, a valuation allowance has been established for the deferred tax assets.

The provision for income taxes included in the consolidated statement of operations consists of the following (000's omitted):


                         Year Ended June 30,
                      ------------------------
                      2001     2000      1999
                      ----     ----      ----

     Current:
       Federal        $200    $1,369    $1,200
       State           100       431       400
                      ------------------------
                      $300    $1,800    $1,600
                      ========================


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note M - Income Taxes (continued)

The following table reconciles taxes at the statutory federal income tax rate to the tax provision (000's omitted):


                                                                        Year Ended June 30,
                                                                -----------------------------------
                                                                  2001         2000          1999
                                                                  ----         ----          ----

Tax (benefit) at statutory federal income tax rate              $(1,291)      $ (520)      $(2,123)
Increase in valuation allowance on deferred tax assets            4,536        2,168         3,899
Capital loss carryforward related to subsidiary corporation      (3,210)
State income taxes (benefit), net of federal tax benefit           (219)         (99)         (394)
Other                                                               484          251           218
                                                                ----------------------------------
Tax provision                                                   $   300       $1,800       $ 1,600
                                                                ==================================


The capital loss carryforward represents a capital loss realized by a subsidiary corporation that files a tax return separate from that of BCLP.

Note N - Net Income Per Unit

The following table sets forth the computation of basic and diluted earnings per unit for each of the periods indicated:


                                                                              Year Ended June 30,
                                                                ------------------------------------------------
                                                                    2001             2000               1999
                                                                    ----             ----               ----

Numerator for loss per unit:
  Loss before extraordinary charge:
    Loss before extraordinary charge                            $(4,097,896)      $(3,329,477)      $ (7,843,083)
    Applicable to interests of General Partners
     of subsidiary partnerships                                    (619,409)           34,088            (56,158)
                                                                ------------------------------------------------
                                                                 (3,478,487)       (3,363,565)        (7,786,925)
    Applicable to 1% General Partnership interest of BCLP           (34,786)          (33,636)           (77,869)
                                                                ------------------------------------------------
    Applicable to interests of Limited Partners                 $(3,443,701)      $(3,329,929)      $ (7,709,056)
                                                                ================================================

  Net loss:
    Net loss                                                    $(4,097,896)      $(3,329,477)      $(10,098,623)
    Applicable to interests of General Partners
     of subsidiary partnerships                                    (619,409)           34,088            (78,714)
                                                                ------------------------------------------------
                                                                 (3,478,487)       (3,363,565)       (10,019,909)
    Applicable to 1% General Partnership interest of BCLP           (34,786)          (33,636)          (100,198)
                                                                ------------------------------------------------
    Applicable to interests of Limited Partners                 $(3,443,701)      $(3,329,929)      $ (9,919,711)
                                                                ================================================

Denominator for loss per unit - weighted average units            2,703,664         2,703,664          2,703,664
                                                                ================================================

Loss per unit before extraordinary charge                       $     (1.27)      $     (1.23)      $      (2.85)
                                                                ------------------------------------------------
Net loss per unit                                               $     (1.27)      $     (1.23)      $      (3.67)
                                                                ================================================


                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership II

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership II and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership II and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.




                                                /s/ Ernst & Young LLP
                                                ---------------------

Boston, Massachusetts
August 31, 2001

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                         Consolidated Balance Sheets


                                                                           June 30,         June 30,
                                                                             2001             2000
                                                                           --------         --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $    839,962      $  3,389,400
  Other short-term investments                                                               83,100,000
  Due from related parties                                                                        6,323
  Prepaid expenses and other current assets                                    22,636           522,005
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                          862,598        87,017,728

PROPERTY AND EQUIPMENT, net                                                     4,925            11,734
OTHER ASSETS                                                                  112,208         1,053,843
                                                                         ------------------------------
                                                                         $    979,731      $ 88,083,305
                                                                         ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $    315,051      $    607,654
  Federal and state income taxes payable                                      513,201           877,350
  Notes payable to bank - current portion                                                    10,000,000
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                     828,252        11,485,004

DEFERRED FEDERAL AND STATE INCOME TAXES                                     6,812,105         9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                                 10,000,000        50,000,000
NOTE PAYABLE TO RELATED PARTY                                               3,000,000
DUE TO RELATED PARTY                                                        4,800,000
SUBORDINATED DEBENTURES                                                    34,210,381        33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS BASKETBALL HOLDINGS, L.P.      29,111,174        29,437,209

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000 units of limited partnership interest, issued and outstanding 2,703,664 units
  Boston Celtics Limited Partnership II -
    General Partner                                                          (307,387)           79,705
    Limited Partner                                                       (87,513,679)      (47,327,926)
                                                                         ------------------------------
                                                                          (87,821,066)      (47,248,221)
  Celtics Limited Partnership - General Partner                               270,227           266,789
  Celtics Pride GP - General Partner                                            1,008
  Boston Celtics Communications Limited Partnership - General Partner                           641,954
  Other comprehensive loss                                                   (232,350)
                                                                         ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                         (87,782,181)      (46,339,478)
                                                                         ------------------------------
                                                                         $    979,731      $ 88,083,305
                                                                         ==============================


See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Operations


                                                                                   For the Year Ended
                                                                      ---------------------------------------------
                                                                        June 30,         June 30,         June 30,
                                                                          2001             2000             1999
                                                                        --------         --------         --------

Equity in net income (loss) of Celtics Basketball Holdings, L.P.      $ 4,190,982      $ 4,353,162      $  (204,960)

Costs and expenses:
  General and administrative                                            3,332,904        1,645,329        1,536,555
  Amortization                                                             61,841           47,114           47,114
                                                                      ---------------------------------------------
                                                                        3,394,745        1,692,443        1,583,669
                                                                      ---------------------------------------------
                                                                          796,237        2,660,719       (1,788,629)
Interest expense                                                       (5,673,699)      (7,151,884)      (6,649,201)
Interest income                                                         2,055,088        5,270,020        4,498,452
Net realized gains on disposition of marketable securities                                                    6,020
                                                                      ---------------------------------------------
Income (loss) before income taxes and extraordinary charge             (2,822,374)         778,855       (3,933,358)
Provision for income taxes                                                300,000        1,800,000        1,600,000
                                                                      ---------------------------------------------
Loss before extraordinary charge                                       (3,122,374)      (1,021,145)      (5,533,358)
Extraordinary charge for early retirement of notes payable                                                2,255,540
                                                                      ---------------------------------------------
Net loss                                                               (3,122,374)      (1,021,145)      (7,788,898)
Net income (loss) applicable to interests of General Partners            (619,359)          34,088          (78,714)
                                                                      ---------------------------------------------
Net loss applicable to interest of Limited Partner                    $(2,503,015)     $(1,055,233)     $(7,710,184)
                                                                      =============================================


See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)


                                                                                      Limited Partner
                                                                               ----------------------------
                                                                Total            Units            Amount
                                                                -----            -----            ------

BALANCE AT JUNE 30, 1998                                    $(33,215,722)      2,703,664      $(34,329,796)
Net income (loss) for the year ended June 30, 1999            (7,788,898)                       (7,710,184)
Cash distribution from Castle Creek Partners, L.P.               103,430                           103,430
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                                       (37,200)
Unrealized loss on marketable securities                          (5,360)                           (5,306)
                                                            ----------------------------------------------
BALANCE AT JUNE 30, 1999                                     (40,943,750)      2,703,664       (41,941,856)
Net income (loss) for the year ended June 30, 2000            (1,021,145)                       (1,055,233)
Distribution of receivable to Boston Celtics Limited
 Partnership                                                  (4,330,837)                       (4,330,837)
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc.
 (General Partner's share)                                       (43,746)
                                                            ----------------------------------------------
BALANCE AT JUNE 30, 2000                                     (46,339,478)      2,703,664       (47,327,926)
Comprehensive income (loss)
  Net income (loss) for the year ended June 30, 2001          (3,122,374)                       (2,503,015)
  Unrealized loss on interest rate cap agreement                (232,350)
                                                            ------------
Total comprehensive loss                                      (3,354,724)

Cash distribution paid by Celtics Limited Partnership
 to Boston Celtics Corporation
 (General Partner's share)                                       (38,449)
Cash distribution by Boston Celtics Limited Partnership II       (53,177)                          (52,645)
Cash distribution by Boston Celtics Communications
 Limited Partnership to Celtics Communications, Inc.
 (General Partner's share)                                        (5,336)
Distribution by Boston Celtics Limited Partnership II
 to Boston Celtics Limited Partnership of investment
 in BCCLP Holding Corporation and bank loan                  (37,629,135)                      (37,630,093)
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc.
 (General Partner's share)                                      (361,882)
                                                            ----------------------------------------------
BALANCE AT JUNE 30, 2001                                    $(87,782,181)      2,703,664      $(87,513,679)
                                                            ==============================================


See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)
                                 (continued)


                                                                       General Partners' Interests
                                                 ---------------------------------------------------------------------
                                                                                                             Boston
                                                                                                             Celtics       Other
                                                                Boston          Boston                      Communi-      Compre-
                                                    Total       Celtics        Celtics         Celtics       cations      hensive
                                                   General      Limited        Limited         Limited       Limited       Income
                                                  Partners    Partnership   Partnership II   Partnership   Partnership     (Loss)
                                                 ---------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                         $1,114,074    $ 210,292       $262,554                     $641,228
Net income (loss) for the year ended
 June 30, 1999                                      (78,714)     (77,004)        (2,056)                         346
Cash distribution from Castle Creek
 Partners, L.P.
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                          (37,200)                    (37,200)
Unrealized loss on marketable securities                (54)         (54)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                            998,106      133,234        223,298                      641,574
Net income (loss) for the year ended
 June 30, 2000                                       34,088       (9,783)        43,491                          380
Distribution of receivable to Boston Celtics
 Limited Partnership
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc.
 (General Partner's share)                          (43,746)     (43,746)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                            988,448       79,705        266,789                      641,954
Comprehensive income (loss)
  Net income (loss) for the year ended
   June 30, 2001                                   (619,359)     (24,678)        41,887       $   50        (636,618)
  Unrealized loss on interest rate cap agreement                                                                         $(232,350)
Total comprehensive loss
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                          (38,449)                    (38,449)
Cash distribution by Boston Celtics Limited
 Partnership II                                        (532)        (532)
Cash distribution by Boston Celtics
 Communications Limited Partnership to
 Celtics Communications, Inc.
 (General Partner's share)                           (5,336)                                                  (5,336)
Distribution by Boston Celtics Limited
 Partnership II to Boston Celtics
 Limited Partnership of investment in BCCLP
 Holding Corporation and bank loan                      958                                      958
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc.
 (General Partner's share)                         (361,882)    (361,882)
                                                 ---------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                         $  (36,152)   $(307,387)      $270,227       $1,008        $      0     $(232,350)
                                                 =================================================================================


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                                              For the Year Ended
                                                            ---------------------------------------------------
                                                              June 30,            June 30,            June 30,
                                                                2001                2000                1999
                                                              --------            --------            --------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                       $  (2,800,258)      $  (3,336,752)      $  (4,243,587)
  Interest expense                                             (5,189,457)         (6,746,681)         (6,432,925)
  Interest income                                               2,069,726           4,970,912           4,839,294
  Income taxes paid                                              (562,000)         (1,673,854)         (1,582,595)
                                                            -----------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                    (6,481,989)         (6,786,375)         (7,419,813)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                        (232,840,000)       (648,600,000)       (437,446,570)
  Proceeds from sales of marketable securities                                                          1,000,000
  Proceeds from sales of short-term investments               233,940,000         648,700,000         434,727,039
  Payment of due to related parties                                                                    (3,036,184)
  Capital expenditures                                               (829)            (7,688)
  Other receipts (expenditures)                                   (12,858)            20,778               12,967
                                                            -----------------------------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES              1,086,313            113,090           (4,742,748)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                    7,500,000           23,500,000
  Payment of bank borrowings                                                                           (1,000,000)
  Proceeds from note payable to related party                   3,000,000
  Payment of notes payable                                                                            (19,794,320)
  Distribution by Boston Celtics Limited
   Partnership II to Boston Celtics Limited Partnership
   of investment in BCCLP Holding Corporation                  (3,550,980)
  Cash distribution from Celtics Basketball Holdings, L.P.       3,864,947                              3,682,811
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)            (38,449)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                        (5,336)
  Cash distribution by Boston Celtics Limited
   Partnership II to Boston Celtics Limited Partnership            (52,645)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.
   (General Partner's Share)                                      (371,299)          (34,861)
  Cash distribution from Castle Creek Partners, L.P.                                                      103,430
                                                            -----------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                         2,846,238         7,465,139            6,491,921
                                                            -----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,549,438)          791,854           (5,670,640)
Cash and cash equivalents at beginning of year                   3,389,400          2,597,546           8,268,186
                                                            -----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $      839,962      $   3,389,400       $   2,597,546
                                                            -----------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                                  $      420,686      $     404,923       $     400,071
  Distribution of amount due from related party to
   Boston Celtics Limited Partnership                                           $   4,330,837
  Accrued distribution to BCLP II GP, Inc.                                      $       8,885


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

Upon completion of the Reorganization, the Boston Celtics are owned and operated by Celtics Basketball, L.P. ("Celtics Basketball"), a subsidiary of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"). BCLP II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings. Accordingly, effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings which, under the equity method, is carried at cost, increased by equity in the earnings of Celtics Basketball Holdings and reduced by distributions received.

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

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note B - Significant Accounting Policies (continued)

Financial Instruments: In the fiscal year ended June 30, 2001, the Partnership adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement requires that all derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Partnership's minimal use of derivatives, the adoption of the new Statement did not have a significant effect on earnings or the financial position of the Partnership.

In November 2000, in order to fix the interest rate on the debt described in Note G, BCLP II entered into an interest rate cap agreement with a notional amount of $10,000,000, expiring in May 2002. The fixed interest rate on this contract is 4%. The interest rate differential is recognized as an adjustment to interest expense.

The carrying value of financial instruments such as cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

The interest rate swap agreement has a fair value of approximately $232,000 at June 30, 2001 based upon a quote from the issuer, which represents the estimated amount that the Partnership would pay if the agreement were terminated.

Income Taxes: No provision for income taxes is required by the Partnership as its income and expenses are taxable to or deductible by its partners. Celtics Investments, Inc. ("CII"), a wholly owned subsidiary corporation of the Partnership, and Celtics Capital Corporation ("CCC") and BCCLP Holding Corporation ("BCCLP Holdings"), wholly owned subsidiary corporations of the Partnership prior to their distribution to Boston Celtics Limited Partnership on October 31, 2000 (see Note C - Investment in BCCLP Holding Corporation), are subject to income taxes and report their income tax provision, including the income (losses) of Boston Celtics Communications Limited Partnership ("BCCLP"), a subsidiary partnership, using the liability method in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the fiscal year ended June 30, 1999. The Partnership's comprehensive income is comprised of net income (loss) and unrealized gains and losses on marketable securities held as available-for-sale investments. Comprehensive loss of approximately $1,021,000 and $7,794,000 for the fiscal years ended June 30, 2000 and 1999, respectively, was not significantly different from reported net loss.

Note C - Investment in BCCLP Holding Corporation

On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holdings and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. The net assets of BCCLP Holdings at the date of distribution amounted to $87,629,000 and included, among other things, cash of $3,551,000, short-term investments of $82,000,000, an amount receivable from Celtics Investments, Inc., a wholly owned subsidiary of BCLP II, of $4,800,000, and deferred tax liabilities of $2,899,000. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrued interest at 7% annually, and was paid in full on June 26, 2001.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note D - Reorganization

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

Note E - Investment in Capital Deficiency of Celtics Basketball Holdings,
L.P.

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

Summary balance sheet and statement of operations data for Celtics Basketball Holdings is as follows (amounts in thousands):


                                                     June 30,
                                              --------------------
                                                 2001        2000
                                                 ----        ----

Current assets                                $ 16,424    $ 21,378
Current liabilities                             31,232      34,961
Total assets                                    26,161      31,111
Notes payable to bank - noncurrent portion      50,000      50,000
Deferred compensation - noncurrent portion       5,183       6,370
Other noncurrent liabilities                                   708
Partners' capital (deficit)                    (60,254)    (60,928)



                                                      For the Year Ended June 30,
                                                ------------------------------------
                                                   2001          2000          1999
                                                   ----          ----          ----

Total revenues                                  $ 83,142      $ 81,249      $ 43,052
Total costs and expenses                         (71,594)      (69,390)      (41,458)
Interest and other income (expense), net          (2,873)       (2,848)       (2,018)
                                                ------------------------------------
Net income (loss)                               $  8,675      $  9,011      $   (424)
                                                ====================================


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note F - Marketable Securities and Other Short-Term Investments

The Partnership held no marketable securities at June 30, 2001. There were no realized gains or losses from marketable securities in the fiscal years ended June 30, 2001 or 2000. Gross realized gains from available-for-sale U.S. government securities amounted to $6,020 in the fiscal year ended June 30, 1999.

Other short-term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no realized or unrealized gains or losses in any of these investments in the fiscal years ended June 30, 2001, 2000 or 1999.

Note G - Notes Payable

In 1995, the Partnership issued two notes in exchange for 668,144 limited partnership units. The two notes payable had an aggregate initial face amount of $14,365,096, equal to $21.50 per unit for each unit acquired. The two notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid pursuant to the terms of the notes were to be increased by specified amounts on each July 1 during their term. If the unitholder had held the two notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes accrued interest payable quarterly at the rate of 7.76% per annum. On September 30, 1998, the notes payable had an aggregate balance, including scheduled increases, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 related to early retirement of notes payable. Interest expense of $343,000 related to these notes was charged to operations in 1999.

On May 20, 1998, the Partnership entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (4.7% at June 30, 2001). On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, the Partnership borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. In fiscal 1999, the Partnership borrowed $2,500,000 against the revolving line of credit, and in fiscal 2000, the Partnership borrowed the remaining $7,500,000 available under the revolving line of credit. On October 31, 2000, as more fully described in Note C - Investment in BCCLP Holdings, BCLP assumed all of the Partnership's liability for borrowings under its revolving credit agreement aggregating $50,000,000, and the Partnership issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882. The note accrued interest at 7% annually, and was paid in full on June 26, 2001.

As a result, subsequent to BCLP's assumption of $50,000,000 of borrowings, $10,000,000 was outstanding under the revolving credit agreement. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000. The agreement matures on June 30, 2003.

The revolving credit agreement is secured by a pledge of certain short-term investments of Celtics Capital Corporation ("CCC"), an indirect subsidiary of BCLP. The revolving credit agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Interest charged to operations in connection with borrowings under the revolving credit agreement and the note payable to BCLP II GP, Inc. amounted to $2,007,000, $3,503,000 and $2,662,000 in the years ended June 30, 2001,
2000 and 1999, respectively.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note H - Subordinated Debentures

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

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $34,210,381 at June 30, 2001.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirement relating to the Subordinated Debentures.

Interest charged to operations in connection with the Subordinated Debentures, including amortization of the original issue discount, amounted to $3,664,000, $3,649,000 and $3,644,000 in the fiscal years ended June 30,
2001, 2000 and 1999, respectively.

Note I - Related Party Transactions

Boston Celtics Corporation, the general partner of Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $750,000, $935,000 and $750,000 were charged to Celtics Basketball's operations in the years ended June 30, 2001, 2000 and 1999, respectively.

On June 30, 1998, BCLP II entered into a management services agreement by and between, among others, BCLP, Castle Creek and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball in the amount of $71,000 in the fiscal year ended June 30, 2001. Celtics Basketball received reimbursements from Castle Creek in the amount of $2,000 in the fiscal year ended June 30, 2001. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $449,000 and $82,000, respectively, in the fiscal year ended June 30, 2001, $687,000 and $903,000, respectively, in the fiscal year ended June 30, 2000, and $702,000 and $1,259,000, respectively, in the fiscal year ended June 30, 1999 for services provided under this agreement.

Note J - Commitments and Contingencies

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

Note J - Commitments and Contingencies (continued)

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

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to apply their refunds and interest to purchase tickets for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games in the 1998-99 regular season. Amounts refunded are recorded by Celtics Basketball as reductions in deferred revenue when paid.

Under the terms of the New Collective Bargaining Agreement, the 2001-02 NBA season will be the first in which a luxury tax and escrow system with respect to player salaries will be in effect. Based on current information available, management of the Partnership does not believe that the luxury tax and escrow system will have a material adverse effect on its financial position or results of its operations.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2010-11 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note K - Cash Flows

Reconciliations of net loss to net cash flows used in operating activities are as follows:


                                                                        Year Ended June 30,
                                                          -----------------------------------------------
                                                              2001              2000              1999
                                                              ----              ----              ----

Net loss                                                  $(3,122,374)      $(1,021,145)      $(7,788,898)
Items not affecting cash flows used in
 operating activities:
  Amortization                                                 61,841            47,114            47,114
  Extraordinary charge for early retirement of
   notes payable                                                                                2,255,540
  Amortization of original issue discount on
   Subordinated Debentures                                    420,686           404,923           400,071
  Net realized losses on disposition of marketable
   securities and other short-term investments                                                     (6,020)
  Equity in net (income) loss of Celtics Basketball
   Holdings, L.P.                                          (4,190,982)       (4,353,162)          204,960
  Write-off of intangible assets related to
   liquidated subsidiary partnership                          606,805
  Changes in:
    Accrued interest receivable                                17,464          (303,197)          316,384
    Accounts receivable                                        11,565        (2,280,838)       (1,836,775)
    Accounts payable and accrued expenses                    (286,994)          719,930        (1,012,189)
                                                          -----------------------------------------------
Net cash flows used in operating activities               $(6,481,989)      $(6,786,375)      $(7,419,813)
                                                          ===============================================


Note L - Quarterly Results (Unaudited)

A summary of operating results for the quarterly periods in the fiscal years ended June 30, 2001 and 2000 is set forth below (000's omitted):


                                                                    Quarter Ended
                                              ------------------------------------------------------
                                              September 30,    December 31,    March 31,    June 30,
                                                  2000            2000           2001         2001         Total
                                              -------------    ------------    ---------    --------       -----

Year Ended June 30, 2001:
  Net income (loss)                             $(2,840)        $(1,171)        $1,748       $(859)       $(3,122)
  Net income (loss) applicable to Limited
   Partners                                      (2,796)         (1,176)         1,701        (232)        (2,503)


                                                                    Quarter Ended
                                              ------------------------------------------------------
                                              September 30,    December 31,    March 31,    June 30,
                                                  1999            1999           2000         2000         Total
                                              -------------    ------------    ---------    --------       -----

Year Ended June 30, 2000:
  Net income (loss)                             $(2,650)        $(220)          $2,440       $(591)       $(1,021)
  Net income (loss) applicable to Limited
   Partners                                      (2,610)         (232)           2,380        (593)        (1,055)


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note M - Income Taxes

Components of deferred tax liabilities and assets at June 30 are as follows (000's omitted):


                                                                                June 30,
                                                                  -----------------------------------
                                                                    2001          2000          1999
                                                                    ----          ----          ----

Deferred tax liabilities:
  Financial basis in excess of tax basis of assets
   related to restructuring of BCCLP completed in 1996            $14,100      $ 20,100      $ 20,100
  Less amount assumed by Castle Creek Partners, L.P.
   as a result of indemnities in the Merger Agreement
   of the Reorganization                                           (7,288)      (10,389)      (10,389)
                                                                  -----------------------------------

Total deferred tax liabilities                                    $ 6,812      $  9,711      $  9,711
                                                                  ===================================


The deferred tax liabilities at June 30, 2001, 2000 and 1999 represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holdings and CII, and relate to Holdings or subsidiary partnerships BCCLP and Boston Celtics Broadcasting Limited Partnership ("BCBLP").

At June 30, 2001, the tax bases of the assets and liabilities of BCLP II and its subsidiaries exceeded their financial statement bases by approximately $85,454,000, consisting primarily of a step-up in basis in connection with Unit redemptions $(56,536,000), difference between tax and financial statement basis of the investment in Celtics Basketball Holdings $(26,875,000), original issue discount on the Subordinated Debentures $(1,053,000) and intangible assets $(990,000). No deferred tax asset has been provided for these differences because BCLP II and its subsidiary partnerships are not subject to income taxes.

The provision for income taxes included in the consolidated statements of operations consists of the following (000's omitted):


                       Year Ended June 30,
                   ----------------------------
                   2001       2000        1999
                   ----       ----        ----

Current:
  Federal          $200      $1,369      $1,200
  State             100         431         400
                   ----------------------------
                   $300      $1,800      $1,600
                   ============================


A reconciliation of taxes at the statutory federal income tax rate applied to reported pre-tax income (loss) of BCLP II's wholly owned taxable subsidiary corporations that file tax returns separate from those of BCLP II, which amounted to $(355,000) in 2001, $4,027,000 in 2000 and $3,553,000 in 1999,
to the tax provision is:


                                                                 Year Ended June 30,
                                                           --------------------------------
                                                            2001          2000        1999
                                                            ----          ----        ----

Tax (benefit) at statutory federal income tax rate          $(120)       $1,369      $1,208
State income taxes, net of federal tax benefit                 63           410         370
Amounts not deductible for tax purposes                       357            21          22
                                                            -------------------------------
Effective tax rate                                          $ 300        $1,800      $1,600
                                                            ===============================


                       Report of Independent Auditors

To the General Partner
Celtics Basketball Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Celtics Basketball Holdings, L.P. and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtics Basketball Holdings, L.P. and Subsidiary at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.




                                                /s/ Ernst & Young LLP
                                                ---------------------

Boston, Massachusetts
August 31, 2001

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                         Consolidated Balance Sheets


                                                                           June 30,         June 30,
                                                                             2001             2000
                                                                           --------         --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $ 12,572,324      $ 14,941,632
  Accounts receivable                                                       3,250,212         5,799,898
  Prepaid expenses and other current assets                                   601,184           636,551
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                       16,423,720        21,378,081

PROPERTY AND EQUIPMENT, net                                                 1,200,556         1,144,785
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of amortization
 of $2,776,318 in 2001 and $2,622,078 in 2000                               3,393,263         3,547,503
INVESTMENT IN NBA MEDIA VENTURES, LLC                                       5,018,420         4,263,420
OTHER ASSETS                                                                  125,060           776,815
                                                                         ------------------------------
                                                                         $ 26,161,019      $ 31,110,604
                                                                         ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $ 23,506,664      $ 24,478,303
  Deferred game revenues                                                    6,498,726         9,204,607
  Deferred compensation - current portion                                   1,226,316         1,278,410
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                  31,231,706        34,961,320

NOTES PAYABLE TO BANK                                                      50,000,000        50,000,000
DEFERRED COMPENSATION - noncurrent portion                                  5,182,821         6,369,646
OTHER NON-CURRENT LIABILITIES                                                                   708,000

PARTNERS' CAPITAL (DEFICIT)
  Celtics Basketball Holdings, L.P. -
    General Partner                                                             1,015             1,008
    Celtics Pride GP - Limited Partner                                    (29,111,174)      (29,437,209)
    Castle Creek Partners, L.P. - Limited Partner                         (31,144,430)      (31,493,235)
                                                                         ------------------------------
                                                                          (60,254,589)      (60,929,436)
    Celtics Basketball, L.P. - General Partner                                  1,081             1,074
                                                                         ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                         (60,253,508)      (60,928,362)
                                                                         ------------------------------
                                                                         $ 26,161,019      $ 31,110,604
                                                                         ==============================


See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                    Consolidated Statements of Operations


                                                                                   For the Year Ended
                                                                      ---------------------------------------------
                                                                        June 30,         June 30,         June 30,
                                                                          2001             2000             1999
                                                                        --------         --------         --------

Revenues:
  Basketball regular season -
    Ticket sales                                                      $35,830,050      $39,393,990      $23,283,661
    Television and radio broadcast rights fees                         38,449,822       34,229,293       14,626,632
    Other, principally promotional advertising                          8,862,564        7,625,721        5,142,031
                                                                      ---------------------------------------------
                                                                       83,142,436       81,249,004       43,052,324

Costs and expenses:
  Basketball regular season -
    Team                                                               59,176,534       56,664,039       30,171,482
    Game                                                                2,454,128        2,673,269        1,526,202
  General and administrative                                            4,520,516        5,119,684        5,002,103
  Selling and promotional                                               4,935,160        4,427,810        4,328,740
  Depreciation                                                            350,275          347,471          271,796
  Amortization of NBA franchise and other intangible assets               157,819          157,727          157,727
                                                                      ---------------------------------------------
                                                                       71,594,432       69,390,000       41,458,050
                                                                      ---------------------------------------------
                                                                       11,548,004       11,859,004        1,594,274
Interest expense                                                       (3,299,931)      (3,393,910)      (3,583,980)
Interest income                                                           426,781          545,456          628,434
Other income                                                                                                937,017
                                                                      ---------------------------------------------

Net income (loss)                                                       8,674,854        9,010,550         (424,255)
Net income (loss) applicable to interests of General Partners                 174              180              (21)
                                                                      ---------------------------------------------

Net income (loss) applicable to interests of Limited Partners         $ 8,674,680      $ 9,010,370      $  (424,234)
                                                                      =============================================


See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
           Consolidated Statements of Partners' Capital (Deficit)


                                                                                     Limited Partners
                                                                    ----------------------------------------------------
                                                                                                           Castle Creek
                                                     Total              Total        Celtics Pride GP     Partners, L.P.
                                                     -----              -----        ----------------     --------------

BALANCE AT JUNE 30, 1998                         $(61,814,657)      $(61,816,657)      $(29,865,364)      $(31,951,293)
Net loss for the year ended June 30, 1999            (424,255)          (424,234)          (204,960)          (219,274)
Distributions to partners                          (7,700,000)        (7,699,923)        (3,720,048)        (3,979,875)
                                                 ---------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                          (69,938,912)       (69,940,814)       (33,790,372)       (36,150,442)
Net income for the year ended June 30, 2000         9,010,550          9,010,370          4,353,163          4,657,207
                                                 ---------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                          (60,928,362)       (60,930,444)       (29,437,209)       (31,493,235)
Net income for the year ended June 30, 2001         8,674,854          8,674,680          4,190,982          4,483,698
Distributions to partners                          (8,000,000)        (7,999,840)        (3,864,947)        (4,134,893)
                                                 ---------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                         $(60,253,508)      $(60,255,604)      $(29,111,174)      $(31,144,430)
                                                 =====================================================================


See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
           Consolidated Statements of Partners' Capital (Deficit)
                                 (continued)


                                                                  General Partners
                                                    ------------------------------------------------
                                                                   Celtics
                                                                  Basketball            Celtics
                                                     Total      Holdings, L.P.      Basketball, L.P.
                                                     -----      --------------      ----------------

BALANCE AT JUNE 30, 1998                            $2,000          $1,000               $1,000
Net loss for the year ended June 30, 1999              (21)             (5)                 (16)
Distributions to partners                              (77)            (77)
                                                    -------------------------------------------
BALANCE AT JUNE 30, 1999                             1,902             918                  984
Net income for the year ended June 30, 2000            180              90                   90
                                                    -------------------------------------------
BALANCE AT JUNE 30, 2000                             2,082           1,008                1,074
Net income for the year ended June 30, 2001            174              87                   87
Distributions to partners                             (160)            (80)                 (80)
                                                    -------------------------------------------
BALANCE AT JUNE 30, 2001                            $2,096          $1,015               $1,081
                                                    ===========================================


                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                    Consolidated Statements of Cash Flows


                                                                              For the Year Ended
                                                            ---------------------------------------------------
                                                              June 30,            June 30,            June 30,
                                                                2001                2000                1999
                                                              --------            --------            --------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Receipts:
    Basketball regular season receipts:
      Ticket sales                                          $ 34,429,762        $ 37,851,382        $ 30,865,500
      Television and radio broadcast rights fees              38,189,161          28,073,853          21,074,883
      Other, principally promotional advertising               9,846,788           8,308,425           5,623,785
                                                            ----------------------------------------------------
                                                              82,465,711          74,233,660          57,564,168
  Costs and expenses:
    Basketball regular season expenditures:
      Team expenses                                           59,979,781          46,886,860          35,609,280
      Game expenses                                            2,313,976           2,672,159           1,524,846
    General and administrative expenses                        5,217,909           5,048,493           6,081,954
    Selling and promotional expenses                           5,105,547           4,059,498           3,533,091
                                                            ----------------------------------------------------
                                                              72,617,213          58,667,010          46,749,171
                                                            ----------------------------------------------------
                                                               9,848,498          15,566,650          10,814,997
  Interest expense                                            (3,188,681)         (3,293,740)         (2,637,022)
  Interest income                                                397,407             515,456             601,538
  Ticket refunds paid                                                                                 (9,290,577)
  Payment of deferred compensation                            (1,191,110)         (1,286,370)         (1,517,774)
                                                            ----------------------------------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES             5,866,114          11,501,996          (2,028,838)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from sale of note receivable                                                                  7,850,000
Capital expenditures                                            (406,046)           (144,541)           (556,852)
Other receipts (expenditures)                                    170,624             309,664            (827,931)
                                                            ----------------------------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES              (235,422)            165,123           6,465,217

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                    7,000,000           3,000,000
  Payment of bank borrowings                                                      (7,000,000)         (3,000,000)
  Cash distribution to Boston Celtics Corporation                   (160)                                    (77)
  Cash distribution to Castle Creek Partners, L.P.            (4,134,893)                             (3,979,875)
  Cash distribution to Celtics Pride G.P.                     (3,864,947)                             (3,720,048)
  Cash contributions from General Partner                                                                  1,800
                                                            ----------------------------------------------------
NET CASH FLOWS USED IN FINANCING ACTIVITIES                   (8,000,000)                 --          (7,698,200)
                                                            ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (2,369,308)         11,667,119          (3,261,821)
Cash and cash equivalents at beginning of year                14,941,632           3,274,513           6,536,334
                                                            ----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 12,572,324        $ 14,941,632        $  3,274,513
                                                            ====================================================


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

Accounting for Derivatives and Hedging Activities: The Partnership adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, in the year ended June
30, 2001. Because of the Partnership's minimal use of derivatives, the adoption of the new Statement did not have a significant effect on the results of operations or the financial position of the Partnership.

Goodwill and Other Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Partnership will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $154,000 per year. During fiscal 2002, the Partnership will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001 and management does not anticipate that the adoption of the new Statements will have a significant effect on the results of operations or the financial position of the Partnership.

Note C - Notes Receivable

On March 18, 1999, a convertible note due from an unrelated company was redeemed for cash in the amount of $7,850,000. The balance of the note on that date, including accrued interest, was $6,912,983. The $937,017 gain on the note was classified as other income in the consolidated statements of operations.

Note D - Property and Equipment

Property and equipment are summarized as follows:


                                             June 30,
                                     ------------------------
                                        2001         2000
                                        ----         ----

Leasehold improvements               $1,585,707    $1,445,069
Furniture, fixtures and equipment     1,486,389     1,220,981
                                     ------------------------
                                      3,072,096     2,666,050
Less accumulated depreciation         1,871,540     1,521,265
                                     ------------------------
Net property and equipment           $1,200,556    $1,144,785
                                     ========================


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

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

Note F - Deferred Compensation

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:


Years ending June 30, 2002                   $1,226,000
                      2003                    1,198,000
                      2004                    1,173,000
                      2005                      958,000
                      2006                      945,000
                      2007 and thereafter       909,000
                                             ----------
                                             $6,409,000
                                             ==========


Note G - Notes Payable

Notes payable to bank represents outstanding borrowings under a $60,000,000 credit facility dated December 15, 1997 between Celtics Basketball and its commercial bank. The credit agreement, which was originally entered into by CLP and contributed to Celtics Basketball on June 30, 1998, consists of a $50,000,000 term loan and a $10,000,000 revolving line of credit. As of June 30, 2001, no borrowings were outstanding against the $10,000,000 revolving line of credit.

Under the terms of the $50,000,000 term loan agreement, interest is payable quarterly in arrears at a fixed annual rate of 6.29% from December 15, 1997 through December 15, 2007. Principal payments are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan.

The $10,000,000 revolving line of credit agreement expires on December 15, 2002, with two automatic one-year extensions cancelable at the option of the commercial bank. Interest on any borrowings under the revolving line of credit accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (4.41% at June 30, 2001).

Interest charged to operations in connection with the term loan and revolving line of credit amounted to $3,189,000, $3,294,000 and $3,247,000 in the years ended June 30, 2001, 2000 and 1999, respectively.

Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of Celtics Basketball. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Note H - Related Party Transactions

Boston Celtics Corporation, the general partner of CLP, Celtics Basketball Holdings and Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $750,000, $935,000 and $750,000 were charged to Celtics Basketball's operations in the years ended June 30, 2001, 2000 and 1999, respectively.

On June 30, 1998, Celtics Basketball entered into a management services agreement by and between, among others, BCLP, BCLP II and Castle Creek. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball in the amount of $71,000 in the fiscal year ended June 30, 2001. BCLP II received reimbursements from Celtics Basketball in the amount of $449,000, $687,000 and $702,000 in the fiscal years ended June 30, 2001, 2000 and 1999, respectively, for services provided under this agreement.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

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

NBA teams, including the Boston Celtics, refunded amounts paid by season ticket holders (plus interest at 6%) for a total of 18 home games (including two exhibition games) that were canceled as a result of the lockout. Refunds of approximately $11,632,000 (including interest of $185,000) were paid by Celtics Basketball for canceled games. In addition, certain season ticket holders elected to apply their refunds and interest to purchase tickets for future games. Such refunds amounted to approximately $571,000 at June 30, 1999 (including interest of approximately $12,000). No interest has accrued on such amounts since January 31, 1999.

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues were recognized with respect to amounts paid by season ticket holders for canceled games in the 1998-99 regular season. Amounts refunded were recorded by Celtics Basketball as reductions in deferred revenue when paid.

Celtics Basketball has employment agreements with officers, coaches and players of the Boston Celtics basketball team. Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Amounts required to be paid under such contracts in effect as of September 7, 2001, including option years but excluding payments due on deferred compensation arrangements as disclosed in Note F - Deferred Compensation, are as follows:


Years ending June 30, 2002      $50,697,000
                      2003       58,149,000
                      2004       47,416,000
                      2005       45,310,000
                      2006       19,809,000
                Thereafter       33,204,000


Commitments for the year ended June 30, 2002 include payments due to players under contracts for the 2001-02 season in the amount of $47,062,000. In August 2001, Celtics Basketball entered into a six-year contract with one player commencing in the 2002-03 season that provides for an annual salary in the 2002-03 season of 25% of the 2002-03 salary cap, as determined by the NBA and NBPA, increasing thereafter in annual increments of 12.5% of the 2002-03 salary. The 2002-03 salary cap will not be determined until after June 30, 2002, and thus it is not possible to accurately calculate the financial commitment to this player at this time. Commitments in the table above include amounts related to this contract assuming that the player's
2002-03 salary was calculated based on the 2001-02 salary cap.

Celtics Basketball maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on management's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

Under the terms of the New Collective Bargaining Agreement, the 2001-02 NBA season will be the first in which a luxury tax and escrow system with respect to player salaries will be in effect. Based on current information available, management of the Partnership does not believe that the luxury tax and escrow system will have a material adverse effect on its financial position or results of its operations.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. Rent expense charged to operations amounted to $239,000, $293,000 and $299,000 in the years ended June 30, 2001, 2000 and 1999, respectively. Celtics Basketball does not pay rent under its lease agreements related to the

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

Note I - Commitments and Contingencies (continued)

FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2010-11 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions. Minimum annual payments, including renewable option periods, required under operating leases are as follows:


Years ending June 30, 2002      $404,000
                      2003       423,000
                      2004       444,000
                      2005       465,000
                      2006       238,000


Note J - Benefit Plans

Celtics Basketball has a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of these plans charged to operations amounted to $199,000, $144,000 and $159,000 in the years ended June 30, 2001, 2000 and 1999, respectively.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association. Costs of these plans charged to operations amounted to $893,000, $859,000 and $689,000 in the years ended June 30, 2001, 2000 and 1999, respectively.

Note K - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include accrued compensation to players and coaches of $19,110,000 and $20,221,000 at June 30, 2001 and 2000, respectively.

Note L - Cash Flows

Reconciliations of net income (loss) to net cash flows from (used in) operating activities are as follows:


                                                                         Year Ended June 30,
                                                            ---------------------------------------------
                                                                2001             2000             1999
                                                                ----             ----             ----

Net income (loss)                                           $ 8,674,854      $ 9,010,550      $  (424,255)
Items not affecting cash flows from (used in)
 operating activities:
  Depreciation                                                  350,275          347,471          271,796
  Amortization                                                  157,819          157,727          157,727
  Net realized gains on disposition of note receivable                                           (937,017)
  Changes in:
    Accounts receivable                                       2,475,876       (4,354,835)       1,430,183
    Accounts payable and accrued expenses                      (972,168)      10,336,481       (5,324,413)
    Deferred compensation                                    (1,238,919)      (1,325,234)      (1,545,331)
    Deferred revenues                                        (2,705,881)      (1,210,982)       3,931,251
    Other non-current liabilities                                                 36,000           72,000
    Other                                                      (875,742)      (1,495,182)         339,221
                                                            ---------------------------------------------
Net cash flows from (used in) operating activities          $ 5,866,114      $11,501,996      $(2,028,838)
                                                            ---------------------------------------------


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON CELTICS LIMITED PARTNERSHIP

                                       By: BCLP GP, Inc., General Partner
                                           ------------------------------

Date: September 21, 2001               By: /s/ Paul E. Gaston
                                           ------------------------------
                                           Paul E. Gaston
                                           Chairman of the Board and
                                           Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title*                          Date
---------                                     ------                          ----

/s/ Don F. Gaston                 Director                             September 21, 2001
----------------------------
Don F. Gaston

/s/ Paula B. Gaston               Director                             September 21, 2001
----------------------------
Paula B. Gaston

/s/ John B. Marsh, III            Director                             September 21, 2001
----------------------------
John B. Marsh, III

/s/ Tedmund W. Pryor              Director                             September 21, 2001
----------------------------
Ted Prior

/s/ David A. Splaine              Director                             September 21, 2001
----------------------------
David A. Splaine

/s/ Richard G. Pond               Executive Vice President,            September 21, 2001
----------------------------      Chief Financial Officer and
Richard G. Pond                   Chief Accounting Officer


*Title indicates position with General Partner.